Form 10-Q
period 1996-03-31
GENERAL ACCEPTANCE CORP /IN/
filed 1996-05-15
CIK 937965

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q

Commission File Number:     0-25760


X          Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period
             ended March 31, 1996.

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period
                  From ______ to _____.


                        GENERAL ACCEPTANCE CORPORATION
            (Exact name of Registrant as specified in its charter)






Indiana
                                                                 35-1739977
(State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)




1025 Acuff Road
Bloomington,  Indiana                         47404

(Address of Principal Executive Offices)      (Zip Code)





              Registrant's telephone number:     (812) 337-6000

                    Former address:  5015 W. State Rd. 46
                          Bloomington, Indiana 47404


       Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      x    No ____

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, no par value, 25,000,000 shares authorized, 6,022,000 shares issued and outstanding as of May 13, 1996.

                                  FORM 10-Q

                              TABLE OF CONTENTS

                                                            Page

PART I.     Financial Information                             3

Item 1.        Financial Statements                           3

               Balance Sheets                                 3

               Statements of Income                           4

               Statements of Cash Flows                       5

               Notes to Financial Statements.                 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 7

               Revenues                                       8

               Expenses                                       8

               Liquidity and Capital Resources..              9

PART II.  Other Information                                  11

Item 1.        Legal Proceedings                             11

Item 6.        Exhibits and reports on form 8-K              11

Signatures                                                   12

                                    PART I

ITEM 1.     FINANCIAL STATEMENTS


                                 General Acceptance Corporation

                                         Balance Sheets






                                                           MARCH 31, 1996    DECEMBER 31, 1995
                                                           ----------------  -------------------
                                                                (UNAUDITED)             (NOTE 1)
ASSETS
Contracts receivable                                       $   122,751,132   $      129,392,670
Allowance and discount available for credit losses             (15,857,856)         (19,512,815)
                                                           ----------------  -------------------
Contracts receivable, net                                      106,893,276          109,879,855

Cash and cash equivalents                                          683,739              557,206
Repossessions                                                    9,670,411            5,223,623
Purchased and trade automobile inventory                         1,072,551              811,820
Property and equipment, net                                      1,884,346            1,672,475
Other assets                                                     2,533,081            1,674,847
Taxes receivable                                                 2,209,192            2,300,475
Deferred tax asset                                               2,260,000            2,260,000
Total assets                                               $   127,206,596   $      124,380,301
                                                           ================  ===================

LIABILITIES
Revolving line of credit                                   $    97,247,469   $       94,165,243
Accounts payable and accrued expenses                            1,313,003            1,605,484
Dealer participation reserves available
    for credit losses                                            1,678,786            1,865,681
Total liabilities                                              100,239,258           97,636,408

STOCKHOLDERS' EQUITY
Preferred stock; no par value; authorized
     shares - 5,000,000; no shares issued or outstanding               ---                  ---
Common stock; no par value;
     authorized shares - 25,000,000;
     issued and outstanding shares - 6,022,000 in 1996
     and 4,064,000 in 1995                                      29,792,573           29,792,573
Retained earnings (deficit)                                     (2,825,235)          (3,048,680)
                                                           ----------------  -------------------
Total stockholders' equity                                      26,967,338           26,743,893
                                                           ----------------  -------------------
Total liabilities and stockholders' equity                 $   127,206,596   $      124,380,301
                                                           ================  ===================


       See accompanying notes.



                        General Acceptance Corporation

                             Statements of Income
                                 (Unaudited)




                                     THREE MONTHS   THREE MONTHS
                                     ENDED MARCH    ENDED MARCH
                                           31,1996        31,1995
                                     -------------  -------------
Revenues:
     Interest and discount           $   6,737,009  $   4,142,595
            Ancillary products             258,675        572,067
     Other                                 453,693        299,004
                                     -------------  -------------
Total revenues                           7,449,377      5,013,666

Expenses:
     Interest                            2,148,430      1,359,178
     Salaries and employee benefits      2,282,212        914,257
     Marketing                             177,214        111,253
     Provision for credit losses         1,233,503        397,983
     Other                               1,235,609        754,409
Total expenses                           7,076,968      3,537,080
                                     -------------  -------------
Income before income taxes                 372,409      1,476,586
Income taxes                               148,964            ---
Net income                           $     223,445  $   1,476,586
                                     =============  =============

                                     HISTORICAL     PRO FORMA
                                     -------------  -------------
Income before income taxes           $     372,409  $   1,476,586
Income taxes                               148,964        590,634
Net income                           $     223,445  $     885,952

Net income per share                 $         .04  $         .20

Weighted average shares outstanding      6,022,000      4,519,407
                                     =============  =============

          See accompanying notes.



                            General Acceptance Corporation

                               Statements of Cash Flows
                                      (Unaudited)



                                                         THREE MONTHS    THREE MONTHS
                                                         ENDED MARCH     ENDED MARCH
                                                               31,1996         31,1995
                                                         --------------  --------------
OPERATING ACTIVITIES
Net income                                               $     223,445   $   1,476,586
Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation of property and equipment               140,732          55,596
          Amortization of deferred discount and
               acquisition costs                               169,139         (38,513)
          Provision for credit losses                        1,233,503         397,983
          Changes in operating assets and liabilities:
                Increase in other assets and
                     taxes receivable                       (1,027,642)       (945,453)
                Increase (decrease) in accounts payable
                     and accrued expenses                     (292,481)        475,015
Net cash provided by operating activities                      446,696       1,421,214

INVESTING ACTIVITIES
Cost of acquiring or originating contracts receivable      (18,146,142)    (18,268,853)
Principal collected on contracts receivable                 15,096,356       5,090,062
Purchases of property and equipment                           (352,603)       (279,906)
Net cash used in investing activities                       (3,402,389)    (13,458,697)


FINANCING ACTIVITIES
Borrowings on revolving line of credit                      25,268,122      21,479,189
Repayments of revolving line of credit                     (22,185,896)     (9,227,822)
Borrowings on installment notes                                    ---       3,747,826
Dividends paid                                                     ---      (4,226,584)
Net cash provided by financing activities                    3,082,226      11,772,609
                                                         --------------  --------------

Net increase (decrease) in cash and cash equivalents           126,533        (264,874)
Cash and cash equivalents at beginning of period               557,206         304,185
Cash and cash equivalents at end of period               $     683,739   $      39,311
                                                         ==============  ==============


                See accompanying notes.

                        General Acceptance Corporation

                        Notes to Financial Statements
                                 (Unaudited)

                                March 31, 1996

Note 1.     Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.    In  the  opinion  of  management,  all  adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The balance sheet as of December 31, 1995 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
  For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2.     Pro Forma Financial Data

     Prior to the Company's initial public offering in April 1995, it was an S Corporation and therefore not subject to income taxes. Pro forma data is therefore presented for 1995 to reflect a provision for income taxes as if the Company had been subject to income taxes at an assumed combined rate of 40%.


Note 3.     Net Income Per Share

         The 1996 net income per share amount is based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. The 1995 net income per share amount is based on the weighted average common shares outstanding increased by the number of shares (assumed issued at $17.00 per share) whose proceeds would have been used to fund distributable S Corporation earnings. Pro forma net income per share for the first quarter of 1995 does not give effect to the 1,958,000 shares of common stock issued in connection with the Company's April 6, 1995, initial public offering.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
                      OPERATIONS




          Information regarding the components of contracts receivable, net is presented below.


                                      MARCH 31,      DECEMBER 31,
                                              1996            1995
                                      -------------  --------------
Contractually scheduled payments      $155,329,379   $ 165,865,851
Add (deduct):
     Unearned interest income          (33,025,255)    (36,920,628)
     Accrued interest income               353,942         298,059
     Unearned insurance commissions        (88,945)       (128,718)
     Net deferred acquisition costs        182,011         278,106
                                      -------------  --------------
Contracts receivable                   122,751,132     129,392,670
Allowance and discount available for
     credit losses                     (15,857,856)    (19,512,815)
Contracts receivable, net             $106,893,276   $ 109,879,855
                                      =============  ==============





      Changes in the components of amounts available for credit losses during the first quarter of
1996 are presented below.


                           ALLOWANCE AND DISCOUNT    DEALER PARTICIPATION RESERVES

                                                                                      TOTAL
                                                                                      ------------
Balance December 31, 1995  $            19,512,815   $                    1,865,681   $21,378,496
Additions                                3,041,589                        1,134,490     4,176,079
Charge-offs, net                        (6,696,548)                      (1,321,385)   (8,017,933)
Balance March 31, 1996     $            15,857,856   $                    1,678,786   $17,356,642
                           ========================  ===============================  ============






          Information on the Company's total available for credit losses and delinquency ratio are presented below.


                                             MARCH 31, 1996   DECEMBER 31, 1995
                                             ---------------  ------------------
Total available for credit losses as a
     percentage of contracts receivable (1)           14.29%              16.50%
Delinquency ratio (2)                                  1.72%               3.60%

  Total available for credit losses is defined as the sum of allowance and discount available for credit losses and dealer participation reserves available for credit losses.
(2) Delinquency ratio is defined as contracts receivable, gross relating to contracts which were contractually past due 60 days or more, as a percentage of total contracts receivable, gross as of the end of the period indicated.

THREE  MONTHS  ENDED  MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31,
1995

Revenues

       Interest and discount revenue increased from $4.1 million for the first quarter of 1995 to $6.7 million for the first quarter of 1996, an increase of $2.6 million, or 62.6%. The increase was due to a higher volume of contracts purchased by the Company, and to a lesser extent, a higher volume of contracts originated by the Company at the GAC sales lots, partially offset by a lower average yield on contracts purchased by the Company. As of March 31, 1996, contracts receivable totaled $122.8 million compared to $62.1 million as of March 31, 1995. The number of active dealers (defined as dealers from whom the Company purchased a contract that was outstanding as of the end of a period) was 1,382 as of March 31, 1996, up from 647 as of March 31, 1995. As of March 31, 1996, the Company was active in 19 states, up from 11 as of March 31, 1995.

         The average yield on contracts receivable during the first quarter of 1995 was 23.7% compared to 21.2% for the first quarter of 1996. The decrease was due primarily to the Company's decision to enter into agreements with its dealers to apply the difference, if any, between the contract interest rate and the rate determined by the Company as necessary to produce a satisfactory return on the contract, to a dealer participation reserve available for credit losses.

       Ancillary products revenue declined from $572,000 for the first quarter of 1995 to $259,000 for the first quarter of 1996. The decrease was principally due to the decision by the Company to discontinue offering, effective March 22, 1995, a Gap protection product as a result of regulatory uncertainties surrounding the product.

        Other revenue increased from $299,000 for the first quarter of 1995 to $454,000 for the first quarter of 1996, as a result of: (i) higher gross profit generated by the sale of purchased and trade inventory at the GAC sales lots, (ii) a $125,000 reduction in the special reserve for losses on receivables from a dealer due to a reduction in the amounts owed by that dealer, partially offset by (iii) lower training fees earned by the Company in the first quarter of 1996 as compared to the first quarter of 1995. Effective January 1, 1996, the training fee previously charged to dealers by the Company was replaced with a $35 per contract training and processing fee, which is deferred and amortized into income over the estimated average life of the contracts. The previous training fee, charged for new dealers in a $2,500 lump sum or $100 per contract for the first 35 contracts, was recognized as income upon receipt.

Expenses

     Interest expense increased from $1.4 million in the first quarter of 1995 to $2.1 million for the first quarter of 1996, an increase of $789,000, or 58.1%. This increase was due to a higher average level of borrowings under the Company's revolving line of credit to fund the higher volume of contracts purchased in the first quarter of 1996, offset in part by a lower interest rate environment in the first quarter of 1996. Average borrowings on the line of credit were $53.4 million during the first quarter of 1995 compared to $96.9 million during the first quarter of 1996. In addition, effective March 15, 1996, the interest rate on the line was increased from LIBOR plus 3.0% to LIBOR plus 4.0%. The 1.0% increase was provided for in a letter agreement (the "Forbearance Agreement") signed between the Company and its primary lender on March 20, 1996. This increased interest rate will continue until June 30, 1996, at which time the Company expects to sign a new agreement with its primary lender. See "Liquidity and Capital Resources" for additional information.

          Salaries and employee benefits increased from $914,000 for the first quarter of 1995 to $2.3 million for the first quarter of 1996, or 149.6%. The increase was due to an increase in full time equivalent employees from 163 as of March 31, 1995 to 329 as of March 31, 1996. The increase in employees was primarily attributable to the development and staffing of the Company's branch offices and GAC sales lots, and to a lesser extent, to additional management personnel hired by the Company during the first quarter of 1996, to further develop the Company's infrastructure required to support anticipated portfolio growth during the second half of 1996 and thereafter.

       Marketing costs increased from $111,000 in the first quarter of 1995 to $177,000 in the first quarter of 1996, an increase of $66,000, or 59.3%. The increase was due to increased advertising for the GAC sales lots in the first quarter of 1996 compared to the first quarter of 1995.

         The provision for credit losses increased from $398,000 for the first quarter of 1995 to $1.2 million for the first quarter of 1996, an increase of $836,000. In the first quarter of 1995, the provision for credit losses consisted entirely of amounts provided for contracts originated by the GAC sales lots. As there is no discount associated with these contracts, in order to develop a reserve for future credit losses, a charge directly to earnings was required. In the first quarter of 1996, however, an additional provision was required to restore the allowance and discount available for credit losses on contracts acquired from dealers to a level deemed acceptable by the Company. Substantially all of the $836,000 increase in the provision for credit losses in the first quarter of 1996 was due to this additional provision. As of March 31, 1996, total available for credit losses as a percent of contracts receivable was 14.29% compared to 14.13% as of March 31, 1995.

       Other expenses increased from $754,000 for the first quarter of 1995 to $1.2 million for the first quarter of 1996, an increase of $481,000, or 63.8%.
 The increase was due to: (i) higher costs associated with a larger network of branch offices and GAC sales lots, including higher rent and depreciation expense, and (ii) higher computer system expense in the first quarter of 1996 due to the Norwest system implementation late in the first quarter of 1995.

        As a result of the foregoing factors, pre-tax net income declined from $1.5 million for the first quarter of 1995 to $372,000 for the first quarter of 1996.

      Income tax expense was nil for the first quarter of 1995, because, since its inception, the Company had been an S Corporation. In conjunction with the initial public offering of its shares, the Company terminated its S
Corporation status, and as a result, became subject to federal and state corporate income taxation from April 10, 1995 forward. For the first quarter of 1996, income tax expense was $149,000, representing a combined federal and state income tax rate of 40%.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for cash is to fund advances made to dealers in connection with the acquisition of contracts. Cash used for this purpose was $18.3 million in the first quarter of 1995 and $18.1 million in the first quarter of 1996. The Company funded its contract purchases with borrowings on its $100.0 million revolving line of credit with GE Capital (the "Line"). The Line provides for interest at the one-month LIBOR rate plus 3.0% (4.0% for the period from March 15, 1996 to June 30, 1996). As of March 31, 1996, borrowings on the Line were $97.2 million.

          During the fourth quarter of 1995, the Company experienced sharply increased loan losses and delinquency rates. On January 17, 1996, GE Capital notified the Company of an event of default under its loan and security agreement ("Agreement"). GE Capital continued to fund the Company under the Line while the Company and GE Capital negotiated a mutually acceptable plan of action. On March 20, 1996, GE Capital and the Company signed the Forbearance Agreement under which, assuming no further events of default, GE Capital agreed to forbear from exercising its rights under the Agreement through June 30, 1996, subject to the Company meeting certain terms and conditions. Since signing of the Forbearance Agreement, the Company has complied with all its terms and conditions, except that during the first quarter of 1996, net charge-offs exceeded maximum permitted levels under the Forbearance Agreement.
  The higher than permitted net charge-offs were due to the Company's aggressive collection efforts during the first quarter of 1996 which were successful in producing substantial declines in delinquency rates, but also resulted in higher than anticipated net charge-offs. GE Capital has provided the Company with a letter which amends the maximum charge-off levels in the Forbearance Agreement, and with which the Company is in full compliance. The Forbearance Agreement provides that on or before July 1, 1996, the Company and GE Capital will negotiate in good faith to sign a new mutually acceptable loan agreement which will supersede the terms of the Agreement and the amended Forbearance Agreement in their entirety. If the Company and GE Capital are unable to agree on mutually acceptable terms by July 1, 1996, the parties have agreed that the Forbearance Agreement will remain in effect until December 31, 1996, except that the imposition of the extra 1% interest rate will cease June 30, 1996.

     GE Capital has indicated that it will not consider increasing the current $100.0 million Line prior to the expiration of the forbearance period on June 30, 1996, nor has it committed to waiving the default at that time. The Company has begun exploring alternatives to increase and diversify its funding sources but believes it will have difficulty in securing alternative funding sources while it remains in default under the Line.

     Based on the aforementioned funding limitations, the Company expects that its contracts receivable will remain near current levels during the first half of 1996. If the Company and GE Capital do not agree on a mutually acceptable loan agreement to supersede the Agreement and the Forbearance Agreement, there is no assurance that the Company will be successful in locating additional financing. If additional financing is not available during the second half of 1996 from GE Capital or other sources, the Company's growth will be curtailed.

          In April, 1996, the Company completed its move to new headquarters offices. During the first quarter of 1996, the Company spent $352,000 of its planned $500,000 in capital expenditures for furniture and computer and telephone equipment. The remaining $148,000 in capital expenditures related to the move is expected to be incurred in the second quarter of 1996.

     As a result of the Company's collection efforts during the first quarter, repossession inventory grew from $5.2 million as of December 31, 1995 to $9.7 million as of March 31, 1996, an increase of $4.5 million. Repossession inventory is expected to decline moderately during the second quarter of 1996 and more rapidly during the second half of 1996. The Company is currently exploring opportunities to finance a portion of its vehicle inventory in an effort to reduce the level of internal funding necessary to support this inventory.

                                      PART II

ITEM 1.     LEGAL PROCEEDINGS

      The Company is not involved in any litigation that is expected to have a material adverse effect on the Company. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    GENERAL ACCEPTANCE CORPORATION



Date  May 14, 1996  /s/  Russell E. Algood
      ------------  ------------------------------
                    Russell. E. Algood
                    President and
                    Chief Operating Officer


Date  May 14, 1996  /s/  Martin C. Bozarth
      ------------  ------------------------------
                    Martin C. Bozarth
                    Chief Financial Officer









EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
- -------  -------------------------------------------------------------------
3.1      Amended and Restated Articles of Incorporation of
         General Acceptance Corporation (incorporated by reference to
         Exhibit 3.1 in the Company's Form S-1 Registration Statement,
         File No. 33-89520)
3.2      Bylaws of General Acceptance Corporation (incorporated by
         reference to Exhibit 3.2 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
4.1      See exhibits 3.1 and 3.2
4.2      Specimen Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.2 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.1     Loan and Security Agreement, dated May 1, 1992, between
         General Electric Capital and GAC Credit Corporation
         (incorporated by reference to Exhibit 10.1 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.2     Amendment No. 1 to Loan and Security Agreement, dated May 25,
         1993 between General Electric Capital Corporation and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.2 in the Company's Form S-1 Registration Statement, File
         No. 33-89520)
10.3     Amendment No. 2 to Loan and Security Agreement, dated July 12,
         1993 between General Electric Capital Corporation and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.3   0.in the Company's Form S-1 Registration Statement, File
         No. 33-89520)
10.4     Amendment No. 3  to Loan and Security Agreement, dated October
         4, 1993 between General Electric Capital Corporation and
         General Acceptance Corporation (incorporated by reference to
         Exhibit 10.4 in the Company's Form S-1 Registration
         Statement, File No. 33-89520)
10.5     Amendment No. 4 to Loan and Security Agreement, dated
         December 20, 1993 between General Electric Capital
         Corporation and General Acceptance Corporation (incorporated by reference to Exhibit 10.5 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.6     Amendment No. 5 to Loan and Security Agreement, dated May 2,
         1994 between General Electric Capital Corporation and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.6 in the Company's Form S-1 Registration Statement, File
         No. 33-89520)
10.7     Amendment No. 6 to Loan and Security Agreement, dated May 12,
         1994 between General Electric Capital Corporation and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.7 in the Company's Form S-1 Registration Statement, File
         No. 33-89520)

10.8     Letter Agreement, dated August 18, 1994, between General
         Electric Capital Corporation and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.8
         in the Company's Form S-1 Registration Statement, File No.
                                                                   33-89520)
10.9     Letter Agreement, dated September 15, 1994, between General
         Electric Capital Corporation and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.9 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.10    Assignment Agreement, dated as of November 18, 1994, between
         Kidder, Peabody Global Capital Corporation, Credit Lyonnais
         New York Branch and General Acceptance Corporation,
         assigning interest rate cap annexed thereto (incorporated by reference to Exhibit 10.10 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.11    Confirmation of Assignment of interest rate cap from Kidder,
         Peabody Global Capital Corporation to Chemical Bank,
         assigning interest rate cap annexed thereto (incorporated by reference to Exhibit 10.11 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.12    Confirmation of Assignment of interest rate cap from Kidder,
         Peabody Global Capital Corporation to Chemical Bank,
         assigning interest rate cap annexed thereto  (incorporated by reference to Exhibit 10.12 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.13    Guaranteed Auto Protection Program Administrative Services
         Agreement between Western Diversified Services, Inc. and
         General Acceptance Corporation  (incorporated by reference to
         Exhibit 10.13 in the Company's Form S-1 Registration
         Statement, File No. 33-89520)
10.14    Credit Insurance Agency Agreement, dated August 1, 1988,
         between Concord National Life Insurance Company and GAC
         Credit Corporation (now General Acceptance Corporation)
         (incorporated by reference to Exhibit 10.14 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.15    Credit Insurance Agreement, dated November 29, 1994 between
         Union Fidelity Life Insurance Company and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.15   0.in the Company's Form S-1 Registration Statement, File
         No. 33-89520)
10.16    Promissory Note, dated November 18, 1993, in the original
         principal amount of $399,000 payable to General Acceptance
         Corporation by All-Good Cars Incorporated (incorporated by reference to Exhibit 10.16 in the Company's Form S-1
         Registration Statement, File No. 33-89520)

10.17    Form of Promissory Note payable by General Acceptance
         Corporation to existing shareholders, officers and related parties of General Acceptance Corporation as set forth on the schedule to this Exhibit (incorporated by reference to Exhibit 10.17 in the Company's Form S-1 Registration Statement, File No. 33-89520)
10.18    Commercial Lease Agreement, dated December 10, 1993, between
         Edwards Properties and General Acceptance Corporation, and extension dated January 20, 1995 (incorporated by reference to Exhibit 10.18 in the Company's Form S-1 Registration
         Statement, File No. 33-89520)
10.19    Lease Agreement, dated December 13, 1994, between Pat
         D'Andrea d/b/a Plaza 43 and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.19 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.20    Business Lease, dated December 9, 1993, between Crusader
         Buildings, Cindy Jarvis and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.20 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.21    Lease, dated May 16, 1994, between M. L. Algood, Janet B.
         Algood and Russell E. Algood and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.21 in the Company's Form S-1 Registration Statement, File No. 33-89520)
10.22    Store Lease, dated March 28, 1994, between General Acceptance
         Corporation and Schrank & Associates as agent for G&B
         Investors and Rider with respect thereto, dated March 28, 1994 (incorporated by reference to Exhibit 10.22 in the Company's Form S-1 Registration Statement, File No. 33-89520)
10.23    Lease, dated October 31, 1994, between M. L. Algood, Janet B.
         Algood and General Acceptance Corporation (incorporated by reference to Exhibit 10.23 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.24 Commercial Lease, dated January 1, 1995, between Kenneth Bader and General Acceptance Corporation (incorporated by reference to Exhibit 10.24 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.25    Lease Agreement, dated January 21, 1995, between Enrovi
         Associates and General Acceptance Corporation (incorporated by reference to Exhibit 10.25 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.26    Real Estate Lease, dated January 31, 1995, between James R.
         Sandefur and Bobbie Sandefur and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.26 in the Company's Form S-1 Registration Statement, File No. 33-89520)
10.27    Forms of Dealer Retail Agreement and Amendment to Dealer
         Retail Agreement (incorporated by reference to Exhibit 10.27 in the Company's Form S-1 Registration Statement, File No. 33-89520)
10.28    Dealer Retail Agreement, dated January 2, 1994, between Bedford
         Chrysler Plymouth Dodge, Inc. and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.28 in the Company's Form S-1 Registration Statement, File No. 33-89520)
10.29    Dealer Retail Agreement, dated January 4, 1994, between
         Ellettsville Truck & Car, Inc. and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.29 in the Company's Form S-1 Registration Statement, File No. 33-89520)
10.30    Dealer Retail Agreement, dated January 17, 1994, between All-
         Good Cars, Inc. and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.30 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.31    Dealer Agreement, dated January 2, 1994, between Algood
         Chevrolet, Oldsmobile, Pontiac, Inc. and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.31 in the Company's Form S-1 Registration Statement, File No. 33-89520)
 10.32   Dealer Agreement, dated July 11, 1988, between Algood Motor
         Company, Inc. and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.32 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.33    General Acceptance Corporation Compensation Plan
         (incorporated by reference to Exhibit 10.33 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.34    General Acceptance Corporation Employee Stock Option Plan
         (incorporated by reference to Exhibit 10.34 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)

10.35    General Acceptance Corporation Outside Director Stock Option
         Plan (incorporated by reference to Exhibit 10.35 in the Company's Form S-1 Registration Statement, File No. 33-89520)
10.36 Form of Tax Indemnification Agreement, dated as of ____, 1995, by among General Acceptance Corporation and Malvin L.
         Algood, Russell E. Algood, Shirley A. Cook and John G.
         Algood (incorporated by reference to Exhibit 10.36 in the Company's Form S-1 Registration Statement, File No. 33-89520)
10.37 System Purchase Agreement, Software License Agreement, each dated September 7, 1993, between Advanced Lease Systems,
         Inc. and General Acceptance Corporation (incorporated by reference to Exhibit 10.37 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.38    Agreement, dated September 6, 1994, between Norwest Financial
         Information Services Group, Inc. and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.38 in the Company's Form S-1 Registration Statement, File No. 33-89520)
10.39    Form of Term Loan Agreement between NBD Bank, N. A. and
         General Acceptance Corporation, with respect to S Corporation
         Distributions (incorporated by reference to Exhibit 10.39 in the Company's Form S-1 Registration Statement, File No. 33-89520)
10.40 Letter confirmation of warranty program between Wynn's and General Acceptance Corporation (incorporated by reference to
         Exhibit 10.40 in the Company's Form S-1 Registration
         Statement, File No. 33-89520)
10.41    First Amendment to Credit Insurance Agreement, dated March 8,
         1995, between Union Fidelity Insurance Company and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.41   0.in the Company's Form S-1 Registration Statement, File
         No. 33-89520)
10.42 Installment Business Loan Note, dated February 13, 1995, payable by General Acceptance Corporation to NBD Bank, N. A.
         (incorporated by reference to Exhibit 10.42 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.43    Sublease, dated April 27, 1995, between Hunt, Inc., James J.
         Castoro, Winifred Castoro and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.43 in the Company's Form 10-K for the year ended December 31, 1995)
10.44    Lease, dated May 24, 1995, between The Koger Partnership, Ltd.
         and General Acceptance Corporation (incorporated by reference to Exhibit 10.44 in the Company's Form 10-K for the year ended December 31, 1995)
10.45    Office Lease, dated June 6, 1995, between Kenneth Bader and
         General Acceptance Corporation (incorporated by reference to
         Exhibit 10.45 in the Company's Form 10-K for the year ended
         December 31, 1995)
10.46    Letter Agreement, dated July 18, 1995, between General Electric
         Capital Corporation and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.46 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.47    Office Lease, dated August 7, 1995, between 2930 LLC and
         General Acceptance Corporation (incorporated by reference to
         Exhibit 10.47 in the Company's Form 10-K for the year ended
         December 31, 1995)
10.48    Store Lease, dated August 7, 1995, between Julius Teitle, Michael
         Teitle and General Acceptance Corporation (incorporated by reference to Exhibit 10.48 in the Company's Form 10-K for the year ended December 31, 1995)
10.49    Lease, dated August 9, 1995, between Russell E. Algood and
         General Acceptance Corporation(incorporated by reference to Exhibit 10.49 in the Company's Form 10-K for the year ended
         December 31, 1995)
10.50    Marketing Agreement, dated September 12, 1995, between Key
         Federal Savings Bank and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.50 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.51    Commercial Lease, dated September 25, 1995, between Edwards
         Properties and General Acceptance Corporation (incorporated by reference to Exhibit 10.51 in the Company's Form 10-K for the year ended December 31, 1995)
10.52    Office Lease, dated October 2, 1995, between C. R. Kreis, Virginia
         Kreis and General Acceptance Corporation (incorporated by reference to Exhibit 10.52 in the Company's Form 10-K for the year ended December 31, 1995)
10.53    Commercial and Industrial Lease Agreement, dated October 30,
         1995, between The Ruby C. Kenworthy Trust and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.53   0.in the Company's Form 10-K for the year ended
         December 31, 1995)
10.54    Collateral Physical Damage Insurance Policy, dated November 1,
         1995, between Ohio Indemnity Company and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.54   0.in the Company's Form 10-K for the year ended
         December 31, 1995)
10.55    Commercial Lease, dated November 16, 1995, between Michael
         Lee and General Acceptance Corporation (incorporated by reference to Exhibit 10.55 in the Company's Form 10-K for the year ended December 31, 1995)
10.56    Addendum to Lease Agreement, dated January 12, 1996, between
         Enrovi Associates and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.56 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.57    Lease, dated January 12, 1996, between The Ohio State Highway
         Patrol Retirement System and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.57 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.58    Letter, dated January 17, 1996, from General Electric Capital
         Corporation to General Acceptance Corporation (incorporated by reference to Exhibit 10.58 in the Company's Form 10-K for the year ended December 31, 1995)
10.59    Lease Agreement, dated January 31, 1996, between Terry Johnson,
         Jean Johnson and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.59 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.60    Real Estate Lease, dated March 1, 1996, between James R.
         Sandefur, Bobbie Sandefur and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.60 in the Company's Form 10-K for the year ended December 31, 1995)
10.61    Letter Agreement, dated March 20, 1996, between General Electric
         Capital Corporation and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.61 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.62 First Sublease Extension Agreement, dated April 12, 1996, between James J. Castoro, Winifred Castoro, Hunt, Inc. and
         General Acceptance Corporation
10.63    Office Lease Agreement, dated April 19, 1996, between Cole
         Taylor Bank, Trust No. 4399 and General Acceptance
         Corporation
10.64    Letter Agreement, dated May 10, 1996, between General Electric
         Capital Corporation and General Acceptance Corporation
11.1     Statement Re: Computation of Per Share Earnings
27.1     Financial Data Schedule