Form 10-Q
period 1996-06-30
GENERAL ACCEPTANCE CORP /IN/
filed 1996-08-01
CIK 937965

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q

Commission  File  Number:          0-25760


X          Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  Quarterly  Period
              ended  June  30,  1996.

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

     Common Stock, no par value, 25,000,000 shares authorized, 6,022,000 shares issued and outstanding as of July 29, 1996.

FORM  10-Q


                                              TABLE OF CONTENTS








                                                                                                          Page
                                                                                                          ----
PART I             Financial Information                                                                     3

Item 1.            Financial Statements                                                                      3

                   Balance Sheets                                                                            3

                   Statements of Income                                                                      4

                   Statements of Cash Flows                                                                  5

                   Notes to Financial Statements                                                             6

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                             7

                   Revenues                                                                                  8

                   Expenses                                                                                  9

                   Liquidity and Capital Resources                                                          10

                   Other Developments                                                                       12

PART II.           Other Information                                                                        13

Item 1.            Legal Proceedings                                                                        13

Item 3.            Defaults Upon Senior Securities                                                          13

Item 6.            Exhibits and Reports on Form 8-K                                                         13

Signatures                                                                                                  14

Index to Exhibits                                                                                           15

 PART  I

ITEM  1.          FINANCIAL  STATEMENTS




                                General Acceptance Corporation

                                        Balance Sheets





                                                           JUNE 30, 1996    DECEMBER 31, 1995
                                                           ---------------  -------------------
                                                               (UNAUDITED)             (NOTE 1)
ASSETS
Contracts receivable                                       $  122,858,533   $      129,392,670
Allowance and discount available for credit losses            (12,949,984)         (19,512,815)
                                                           ---------------  -------------------
Contracts receivable, net                                     109,908,549          109,879,855

Cash and cash equivalents                                         356,171              557,206
Repossessions                                                  10,123,305            5,223,623
Purchased and trade automobile inventory                        1,026,048              811,820
Property and equipment, net                                     2,242,765            1,672,475
Other assets                                                    3,148,228            1,674,847
Taxes receivable                                                      ---            2,300,475
Deferred tax asset                                              2,260,000            2,260,000
Total assets                                               $  129,065,066   $      124,380,301
                                                           ===============  ===================

LIABILITIES
Revolving line of credit                                   $   98,344,736   $       94,165,243
Accounts payable and accrued expenses                           1,392,070            1,605,484
Dealer participation reserves available
    for credit losses                                           1,877,695            1,865,681
Total liabilities                                             101,614,501           97,636,408

STOCKHOLDERS' EQUITY
Preferred stock; no par value; authorized
     shares - 5,000,000; no shares issued or outstanding              ---                  ---
Common stock; no par value;
     authorized shares - 25,000,000;
     issued and outstanding shares - 6,022,000 in 1996
     and 1995                                                  29,792,573           29,792,573
Retained earnings (deficit)                                    (2,342,008)          (3,048,680)
                                                           ---------------  -------------------
Total stockholders' equity                                     27,450,565           26,743,893
                                                           ---------------  -------------------
Total liabilities and stockholders' equity                 $  129,065,066   $      124,380,301
                                                           ===============  ===================


       See  accompanying  notes.



                                    General Acceptance Corporation

                                         Statements of Income
                                              (Unaudited)



THREE MONTH ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
- -----------------------------------  ---------------------------

                                                           1996         1995         1996          1995
                                     ---------------------------  ----------  ------------  -----------
Revenues:
     Interest and discount           $                6,754,684   $5,685,261  $13,491,693   $ 9,827,856
            Ancillary products                          796,717      101,159    1,055,392       673,226
     Other                                              376,464      439,921      830,157       738,925
                                     ---------------------------  ----------  ------------  -----------
Total revenues                                        7,927,865    6,226,341   15,377,242    11,240,007

Expenses:
     Interest                                         2,328,262    1,304,028    4,476,692     2,663,206
     Salaries and employee benefits                   2,018,069    1,087,303    4,300,281     2,001,560
     Marketing                                          336,199       80,348      513,413       191,601
     Provision for credit losses                        892,631      166,920    2,126,134       564,903
     Other                                            1,547,441    1,404,352    2,783,050     2,158,761
Total expenses                                        7,122,602    4,042,951   14,199,570     7,580,031
                                     ---------------------------  ----------  ------------  -----------
 Income before income taxes                             805,263    2,183,390    1,177,672     3,659,976
Income taxes                                           (322,036)     516,000     (471,000)      516,000
Net income                           $                  483,227   $2,699,390  $   706,672   $ 4,175,976
                                     ===========================  ==========  ============  ===========

                                     HISTORICAL                   PRO FORMA   HISTORICAL    PRO FORMA
                                     ---------------------------  ----------  ------------  -----------
Income before income taxes           $                  805,263   $2,183,390  $ 1,177,672   $ 3,659,976
Income taxes                                            322,036      873,356      471,000     1,463,990
Net income                           $                  483,227   $1,310,034  $   706,672   $ 2,195,986
                                                                  ==========  ============  ===========

Net income per share                 $                     0.08   $     0.22  $      0.12   $      0.41
                                                                  ==========  ============  ===========

Weighted average shares outstanding                   6,022,000    5,834,854    6,022,000     5,402,607
                                     ===========================  ==========  ============  ===========

  See accompanying notes.



                                  General Acceptance Corporation

                                     Statements of Cash Flows
                                            (Unaudited)



                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------
                                                                 1996                         1995
                                                         -------------  ---------------------------
OPERATING ACTIVITIES
Net income                                               $    706,672   $                4,175,976
Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation of property and equipment              308,166                      143,338
          Amortization of deferred costs and revenues,
               net                                             73,286                     (264,610)
          Provision for credit losses                       2,126,134                      564,903
          Changes in operating assets and liabilities:
                (Increase) decrease in other assets and
                     taxes receivable                         827,094                     (797,990)
                Increase (decrease) in accounts payable
                     and accrued expenses                    (213,414)                   3,456,584
Net cash provided by operating activities                   3,827,938                    7,278,201

INVESTING ACTIVITIES
Cost of acquiring or originating contracts receivable     (37,619,652)                 (47,435,042)
Principal collected on contracts receivable                30,289,642                   11,434,664
Purchases of property and equipment                          (878,456)                    (617,788)
Net cash used in investing activities                      (8,208,466)                 (36,618,166)


FINANCING ACTIVITIES
Borrowings on revolving line of credit                     48,213,844                   56,161,920
Repayments of revolving line of credit                    (44,034,351)                 (43,363,156)
Proceeds from issuance of common stock                            ---                   29,739,573
Repayment of notes payable to related parties                     ---                   (2,956,998)
Dividends paid                                                    ---                   (9,459,666)
Net cash provided by financing activities                   4,179,493                   30,121,673
                                                         -------------  ---------------------------

Net increase (decrease) in cash and cash equivalents         (201,035)                     781,708
Cash and cash equivalents at beginning of period              557,206                      304,185
Cash and cash equivalents at end of period               $    356,171   $                1,085,893
                                                         =============  ===========================


                See  accompanying  notes.

                        General Acceptance Corporation

                        Notes to Financial Statements
                                 (Unaudited)

                                June 30, 1996

Note  1.          Basis  of  Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.    In  the  opinion  of  management,  all  adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The balance sheet as of December 31, 1995 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note  2.          Pro  Forma  Financial  Data

     Prior to the Company's initial public offering in April 1995, it was an S Corporation and therefore not subject to income taxes. Pro forma data is therefore presented for 1995 to reflect a provision for income taxes as if the Company had been subject to income taxes at an assumed combined rate of 40%.


Note  3.          Net  Income  Per  Share

     The 1996 net income per share amounts are based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the periods. The 1995 net income per share amounts are based on the weighted average common shares outstanding increased by the number of shares (assumed issued at $17.00 per share) whose proceeds would have been used to fund distributable S Corporation earnings.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF
                       OPERATIONS



     Information regarding the components of contracts receivable, net is presented below.



                                     JUNE 30,       DECEMBER 31,
                                             1996            1995
                                     -------------  --------------
Contractually scheduled payments     $154,475,277   $ 165,865,851
Add (deduct):
     Unearned interest income         (32,121,615)    (36,920,628)
     Accrued interest income              434,659         298,059
     Unearned insurance commissions       (37,803)       (128,718)
     Net deferred acquisition costs       108,015         278,106
                                     -------------  --------------
Contracts receivable                  122,858,533     129,392,670
Allowance and discount available
     for credit losses                (12,949,984)    (19,512,815)
Contracts receivable, net            $109,908,549   $ 109,879,855
                                     =============  ==============






     Changes  in  the  components  of  amounts available for credit losses during the three and six month  periods  ended  June  30,  1996  are  presented  below.



                           ALLOWANCE AND DISCOUNT    DEALER PARTICIPATION RESERVES

                                                                                      TOTAL
                                                                                      -------------
Balance December 31, 1995  $            19,512,815   $                    1,865,681   $ 21,378,496
Additions                                5,460,376                        2,181,244      7,641,620
Charge-offs, net                       (12,023,207)                      (2,169,230)   (14,192,437)
Balance June 30, 1996      $            12,949,984   $                    1,877,695   $ 14,827,679
                                                     ===============================  =============

Balance March 31, 1996     $            15,857,856   $                    1,678,786   $ 17,536,642
Additions                                2,418,787                        1,046,754      3,465,541
Charge-offs, net                        (5,326,659)                        (847,845)    (6,174,504)
                           ------------------------  -------------------------------  -------------
Balance June 30, 1996      $            12,949,984   $                    1,877,695   $ 14,827,679
                           ========================  ===============================  =============






     Information on the Company's total available for credit losses and delinquency ratio are presented below.



                                             JUNE 30, 1996   DECEMBER 31, 1995
                                             --------------  ------------------
Total available for credit losses as a
     percentage of contracts receivable (1)          12.07%              16.50%
Delinquency ratio (2)                                 1.68%               3.60%


(1) Total available for credit losses is defined as the sum of allowance and discount available for credit losses and dealer participation reserves available for credit losses.
(2) Delinquency ratio is defined as contracts receivable, gross relating to contracts which were contractually past due 60 days or more, as a percentage of total contracts receivable, gross as of the end of the period indicated.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996, COMPARED TO THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995

Revenues

     Interest and discount revenue increased from $5.7 million for the second quarter of 1995 to $6.8 million for the same period of 1996, or 18.8%, and from $9.8 million for the first six months of 1995 to $13.5 million for the same period of 1996, or 37.3%. The increase in both 1996 periods over the comparable 1995 periods was due to a higher level of contracts receivable owned by the Company, partially offset in both 1996 periods by a lower average yield on the contracts. As of June 30, 1996, contracts receivable totaled $122.9 million as compared to $101.1 million as of June 30, 1995. The number of active dealers (defined as dealers from whom the Company purchased a contract that was outstanding as of the end of a period) was 1,074 as of June 30, 1996 as compared to 756 as of June 30, 1995.

     The average yield on contracts receivable for the second quarter of 1995 was 24.3% compared to 21.7% for the same period of 1996, and was 24.0% for the first six months of 1995 compared to 21.4% for the same period of 1996. The lower yields in both 1996 periods as compared to the same 1995 periods were due primarily to the Company's decision, effective May 1995, to enter into agreements with its dealers to apply the difference, if any, between the contract interest rate and the rate determined by the Company as necessary to produce a satisfactory return on the contract, to a dealer participation reserve available for credit losses. The average yield on contracts receivable is expected to remain in the 21-22% range through the end of 1996.

     Ancillary products revenue increased from $101,000 for the second quarter of 1995 to $797,000 for the same period of 1996, or 687.6%, and from $673,000 for the first six months of 1995 to $1.1 million for the same period of 1996, or 56.8%. The increase in the second quarter of 1996 over the comparable period of 1995 was due to increased sales of a secured Visa credit card offered by the Company as co-brander and, to a lesser extent, to an increase in revenues from a warranty program offered by the Company. The increase in ancillary products revenue for the first six months of 1996 as compared to the same period of 1995 was due to an increase in sales of a secured Visa credit card previously described, partially offset by the Company's decision to discontinue offering, effective March 22, 1995, a Gap protection product as a result of regulatory uncertainties surrounding the product.

     In the second quarter of 1996, the secured Visa credit card, together with another product with which it is packaged, generated revenues of approximately $599,000. These revenues were primarily derived from the sale of the product package to customers who currently have contracts outstanding with the Company. While the Company is actively exploring other avenues in which to market the secured Visa credit card, it is expected that revenues derived from the sale of this product package to customers who currently have contracts outstanding with the Company will be less in the third and fourth quarters than in the second quarter of 1996.

     Other revenues decreased from $440,000 for the second quarter of 1995 to $376,000 for the same period of 1996, or 14.4%, and increased from $739,000 for the first six months of 1995 to $830,000 for the same period of 1996, of 12.3%. The decrease in the second quarter of 1996 from the comparable period of 1995 was due to lower training fees earned by the Company partially offset by higher gross profit generated by the sale of purchased and trade inventory at the GAC sales lots and by a $125,000 reduction in a special reserve for losses on receivables from a dealer as a result of the reduction of amounts owed to the Company by that dealer. The increase for the first six months of 1996 from the comparable period of 1995 was due to higher gross profit generated by the sale of purchased and trade inventory at the GAC sales lots and to a $250,000 reduction in the special reserve for losses on receivables from a dealer as a result of the reduction of amounts owed to the Company by that dealer, partially offset by lower training fees earned by the Company. Effective January 1, 1996, the training fee was replaced with a $35 per contract training and processing fee, which is deferred and amortized into income over the estimated average life of the contracts. The previous training fee, charged for new dealers in a $2,500 lump sum or $100 per contract for the first 35 contracts, was recognized as income upon receipt.


Expenses

     Interest expense increased from $1.3 million for the second quarter of 1995 to $2.3 million for the same period of 1996, or 78.5%, and from $2.7 million for the first six months of 1995 to $4.5 million for the same period of 1996, or 68.1%. The increase in both 1996 periods over the comparable 1995 periods was due to the higher average level of borrowings required to fund the higher level of contracts receivable in 1996 and the increase in the interest rate charged by the Company's primary lender for borrowings on the line of credit from LIBOR plus 3.0% to LIBOR plus 4.0% for the period from March 15, 1996 to June 30, 1996, partially offset by a lower interest rate environment in 1996 as compared to 1995. Average borrowings on the line of credit were $53.4 million for the second quarter of 1995 compared to $97.9 million for the same period of 1996, and $54.5 million for the first six months of 1995 compared to $97.1 million for the same period of 1996. As of July 1, 1996, the interest rate charged by the Company's primary lender reverted to LIBOR plus 3.0%. See "Liquidity and Capital Resources" for additional information.

     Salaries and employee benefits increased from $1.1 million for the second quarter of 1995 to $2.0 million for the same period of 1996, or 85.6%, and from $2.0 million for the first six months of 1995 to $4.3 million for the same period of 1996, or 114.8%. The increases were due to an increase in the number of full time equivalent employees from 197 as of June 30, 1995 to 327 as of June 30, 1996. The increase in full time equivalent employees was attributable to the development and staffing of the Company's branch offices and GAC sales lots and, to a lesser extent, to additional management and headquarters support personnel required to support anticipated portfolio growth in the future.

     Marketing costs increased from $80,000 for the second quarter of 1995 to $336,000 for the same period of 1996, or 318.4%, and from $192,000 for the first six months of 1995 to $513,000 for the same period of 1996, or 168.0%. The increase in both periods of 1996 over the comparable periods of 1995 was due to increased advertising for the GAC sales lots and to increased expenses associated with promoting the Company's secured Visa credit card program.

     The provision for credit losses increased from $167,000 for the second quarter of 1995 to $893,000 for the same period of 1996, or $726,000, and from $565,000 for the first six months of 1995 to $2.1 million for the same period of 1996, or $1.6 million. In the second quarter and first six months of 1995, the provision for credit losses consisted entirely of amounts provided for contracts originated at the GAC sales lots. As there is no discount associated with these contracts, in order to develop an allowance for future losses, a charge directly to earnings was required. In the second quarter and first six months of 1996, however, an additional provision was required to restore the allowance and discount available for credit losses on contracts acquired from dealers to a level deemed acceptable by the Company. The increase in the provision for credit losses in the second quarter of 1996 and the first six months of 1996 relates primarily to additional provisions deemed necessary related to contracts purchased from dealers to restore the allowance and discount for credit losses to an acceptable level, and to a lesser extent, to an increased volume of contracts originated by the GAC sales lots, as compared to the same periods of 1995. The total available for credit losses as a percent of contracts receivable was 12.07% as of June 30, 1996, compared to 14.72% as of June 30, 1995, and 16.5% as of December 31, 1995. The lower allowance as a percentage of contracts receivable as of June 30, 1996 is attributable to an improvement in the credit quality of the Company's portfolio of contracts receivable as evidenced by lower delinquency ratios and by lower net charge-offs during each month during the second quarter of 1996. This improvement in credit quality was in part achieved by the tightening of underwriting standards effective January 1, 1996. The Company's delinquency ratio declined from 3.60% as of December 31, 1995 to 1.68% as of June 30, 1996.

     Other expenses increased from $1.4 million for the second quarter of 1995 to $1.5 million for the same period of 1996, or 10.2%, and from $2.2 million for the first six months of 1995 to $2.8 million for the same period of 1996, or 28.9%. The increase in both 1996 periods over the comparable 1995 periods was attributable to higher costs associated with a larger network of branch offices and GAC sales lots, including higher rent and depreciation expense.

     As a result of the foregoing factors, pre-tax net income decreased from $2.2 million for the second quarter of 1995 to $805,000 for the same period of 1996, or 63.1%, and from $3.7 million for the first six months of 1995 to $1.2 million for the same period of 1996, or 67.8%.

     Income tax expense amounted to a credit of $516,000 for the second quarter of 1995 compared to an expense of $322,000 for the same period of 1996, and was a credit of $516,000 for the first six months of 1995 compared to an expense of $471,000 for the same period of 1996. In conjunction with the initial public offering of its shares, the Company terminated its S Corporation status, and as a result, became subject to federal and state corporate income taxation from April 10, 1995 forward. For both 1996 periods, income tax expense was recorded at a combined federal and state income tax rate of 40%. The income tax credit recorded in both 1995 periods is the result of a $1.1 million tax credit related to cumulative temporary differences as of April 10, 1995, partially offset by a $784,000 expense representing income taxes at a combined federal and state income tax rate of 40% for the period from April 10, 1995 through June 30, 1995.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's principal need for cash is to fund advances made to dealers in connection with the acquisition of contracts. Cash used for this purpose was $47.4 million for the first six months of 1995 compared to $37.6 million for the same period of 1996. During 1996, the Company funded its contract purchases with borrowings on its $100.0 million revolving line of credit with GE Capital (the "Line"). The Line provides for interest at the one-month
LIBOR  rate  plus  3.0%  (4.0%  for the period from March 15, 1996 to June 30,
1996).    As  of  June  30,  1996,  borrowings on the Line were $98.3 million.

     During the fourth quarter of 1995, the Company experienced sharply increased loan losses and delinquency rates, which exceeded certain loan covenant requirements. Accordingly, on January 17, 1996, GE Capital notified the Company of an event of default under its loan and security agreement ("Agreement"). GE Capital continued to fund the Company under the Line while the Company and GE Capital negotiated a mutually acceptable plan of action. On March 20, 1996, GE Capital and the Company signed a letter agreement (the "Forbearance Agreement") under which, assuming no further events of default, GE Capital agreed to forbear from exercising its rights under the Agreement through December 31, 1996, subject to the Company meeting certain terms and conditions. Since signing of the Forbearance Agreement, the Company has complied with all its terms and conditions, except that during the first quarter of 1996, net charge-offs exceeded maximum permitted levels under the Forbearance Agreement. The higher than permitted net charge-offs were due to the Company's aggressive collection efforts during the first quarter of 1996 which were successful in producing substantial declines in delinquency rates, but resulted also in higher than anticipated net charge-offs. GE Capital has provided the Company with a letter which amends the maximum charge-off levels in the Forbearance Agreement, and with which the Company is in full compliance.

The Company is currently in negotiations with GE Capital to increase the current $100.0 million Line and to cure the existing default under the Line. While no assurances can be given, the Company believes these negotiations will proceed such that additional funding will be available prior to the end of the third quarter of 1996. The Forbearance Agreement will remain in effect until the earlier of the successful conclusion of the negotiations or December 31, 1996. The Company continues to explore alternatives to increase and diversify its funding sources but believes it may have difficulty in securing alternative funding sources while it remains in default under the Line.

     Based on the aforementioned funding limitations, the Company expects that its contracts receivable will remain near current levels during the third quarter of 1996. If the Company and GE Capital do not agree on a mutually acceptable loan agreement to supersede the Agreement and the Forbearance
Agreement, there is no assurance that the Company will be successful in locating additional financing. If additional financing is not obtained from GE Capital or other sources, the Company's growth will be curtailed.

     In April, 1996, the Company completed its move to new headquarters offices. During the first six months of 1996, the Company spent $878,000 in capital expenditures, primarily for furniture and computer and telephone equipment. No further capital expenditures are expected to be required as a result of the relocation.

As a result of the Company's continuing collection efforts during the first six months of 1996, repossession inventory grew from $5.2 million as of December 31, 1995 to $10.1 million as of June 30, 1996, an increase of $4.9 million. Repossession inventory is expected to decline during the remainder of 1996 as a result of lower repossession activity and an acceleration in the Company's retail sales efforts. The company has received a commitment letter for $4.5 million from a bank for a revolving line of credit secured by repossession inventory and purchased and trade automobile inventory. Funding under this line of credit is contingent upon several factors, including negotiation of a satisfactory intercreditor agreement between the bank and GE Capital. While no assurances can be given, the Company believes that funding will be available under this line prior to the end of the third quarter of 1996.

OTHER  DEVELOPMENTS

     The Company is in the process of forming a wholly-owned subsidiary, General Acceptance Corporation Reinsurance, Ltd., to reinsure 100% of the risk associated with credit life and disability policies produced by the Company. The primary insurer and administrator of the Company's reinsurance arrangement will be a third-party insurance company. The Company is taking this action to capitalize on the excellent claims history the Company's third-party former primary insurer has experienced on credit life and disability insurance produced by the Company. The formation of this company is not expected to have any significant impact on profitability during the next 24 months.

                                      PART II

ITEM  1.          LEGAL  PROCEEDINGS

     The Company is not involved in any litigation that is expected to have a material adverse effect on the Company. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     GENERAL ACCEPTANCE CORPORATION



Date  July 31, 1996  /s/  Russell E. Algood
      -------------  ------------------------------
                     Russell. E. Algood
                     President and
                     Chief Operating Officer


Date  July 31, 1996  /s/  Martin C. Bozarth
      -------------  ------------------------------
                     Martin C. Bozarth
                     Chief Financial Officer







                                                                              PAGE NUMBER IN SEQUENTIAL NUMBERING SYSTEM

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
- -------  -------------------------------------------------------------------
3.1      Amended and Restated Articles of Incorporation of
         General Acceptance Corporation (incorporated by reference to
         Exhibit 3.1 in the Company's Form S-1 Registration Statement,
         File No. 33-89520)
3.2      Bylaws of General Acceptance Corporation (incorporated by
         reference to Exhibit 3.2 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
4.1      See exhibits 3.1 and 3.2
4.2      Specimen Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.2 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.1     Loan and Security Agreement, dated May 1, 1992, between
         General Electric Capital and GAC Credit Corporation
         (incorporated by reference to Exhibit 10.1 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.2     Amendment No. 1 to Loan and Security Agreement, dated May 25,
         1993 between General Electric Capital Corporation and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.2 in the Company's Form S-1 Registration Statement, File
         No. 33-89520)
10.3     Amendment No. 2 to Loan and Security Agreement, dated July 12,
         1993 between General Electric Capital Corporation and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.3   in the Company's Form S-1 Registration Statement, File
         No. 33-89520)
10.4     Amendment No. 3  to Loan and Security Agreement, dated October
         4, 1993 between General Electric Capital Corporation and
         General Acceptance Corporation (incorporated by reference to
         Exhibit 10.4 in the Company's Form S-1 Registration
         Statement, File No. 33-89520)
10.5     Amendment No. 4 to Loan and Security Agreement, dated
         December 20, 1993 between General Electric Capital
         Corporation and General Acceptance Corporation (incorporated by reference to Exhibit 10.5 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.6     Amendment No. 5 to Loan and Security Agreement, dated May 2,
         1994 between General Electric Capital Corporation and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.6 in the Company's Form S-1 Registration Statement, File
         No. 33-89520)
10.7     Amendment No. 6 to Loan and Security Agreement, dated May 12,
         1994 between General Electric Capital Corporation and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.7 in the Company's Form S-1 Registration Statement, File
         No. 33-89520)

10.8     Letter Agreement, dated August 18, 1994, between General
         Electric Capital Corporation and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.8
         in the Company's Form S-1 Registration Statement, File No.
                                                                   33-89520)
10.9     Letter Agreement, dated September 15, 1994, between General
         Electric Capital Corporation and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.9 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.10    Assignment Agreement, dated as of November 18, 1994, between
         Kidder, Peabody Global Capital Corporation, Credit Lyonnais
         New York Branch and General Acceptance Corporation,
         assigning interest rate cap annexed thereto (incorporated by reference to Exhibit 10.10 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.11    Confirmation of Assignment of interest rate cap from Kidder,
         Peabody Global Capital Corporation to Chemical Bank,
         assigning interest rate cap annexed thereto (incorporated by reference to Exhibit 10.11 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.12    Confirmation of Assignment of interest rate cap from Kidder,
         Peabody Global Capital Corporation to Chemical Bank,
         assigning interest rate cap annexed thereto  (incorporated by reference to Exhibit 10.12 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.13    Guaranteed Auto Protection Program Administrative Services
         Agreement between Western Diversified Services, Inc. and
         General Acceptance Corporation  (incorporated by reference to
         Exhibit 10.13 in the Company's Form S-1 Registration
         Statement, File No. 33-89520)
10.14    Credit Insurance Agency Agreement, dated August 1, 1988,
         between Concord National Life Insurance Company and GAC
         Credit Corporation (now General Acceptance Corporation)
         (incorporated by reference to Exhibit 10.14 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.15    Credit Insurance Agreement, dated November 29, 1994 between
         Union Fidelity Life Insurance Company and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.15   in the Company's Form S-1 Registration Statement, File
         No. 33-89520)
10.16    Promissory Note, dated November 18, 1993, in the original
         principal amount of $399,000 payable to General Acceptance
         Corporation by All-Good Cars Incorporated (incorporated by reference to Exhibit 10.16 in the Company's Form S-1
         Registration Statement, File No. 33-89520)

10.17    Form of Promissory Note payable by General Acceptance
         Corporation to existing shareholders, officers and related parties of General Acceptance Corporation as set forth on the schedule to this Exhibit (incorporated by reference to Exhibit 10.17 in the Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.18    Commercial Lease Agreement, dated December 10, 1993, between
         Edwards Properties and General Acceptance Corporation, and
         extension dated January 20, 1995 (incorporated by reference to
         Exhibit 10.18 in the Company's Form S-1 Registration
         Statement, File No. 33-89520)
10.19    Lease Agreement, dated December 13, 1994, between Pat
         D'Andrea d/b/a Plaza 43 and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.19 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.20    Business Lease, dated December 9, 1993, between Crusader
         Buildings, Cindy Jarvis and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.20 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.21    Lease, dated May 16, 1994, between M. L. Algood, Janet B.
         Algood and Russell E. Algood and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.21 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.22    Store Lease, dated March 28, 1994, between General Acceptance
         Corporation and Schrank & Associates as agent for G&B
         Investors and Rider with respect thereto, dated March 28,
         1994 (incorporated by reference to Exhibit 10.22 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.23    Lease, dated October 31, 1994, between M. L. Algood, Janet B.
         Algood and General Acceptance Corporation (incorporated by reference to Exhibit 10.23 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.24    Commercial Lease, dated January 1, 1995, between Kenneth Bader and General Acceptance Corporation (incorporated by
         reference to Exhibit 10.24 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.25    Lease Agreement, dated January 21, 1995, between Enrovi
         Associates and General Acceptance Corporation (incorporated by reference to Exhibit 10.25 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.26    Real Estate Lease, dated January 31, 1995, between James R.
         Sandefur and Bobbie Sandefur and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.26 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.27    Forms of Dealer Retail Agreement and Amendment to Dealer
         Retail Agreement (incorporated by reference to Exhibit 10.27 in the Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.28    Dealer Retail Agreement, dated January 2, 1994, between Bedford
         Chrysler Plymouth Dodge, Inc. and General Acceptance
         Corporation  (incorporated by reference to Exhibit 10.28 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.29    Dealer Retail Agreement, dated January 4, 1994, between
         Ellettsville Truck & Car, Inc. and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.29 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.30    Dealer Retail Agreement, dated January 17, 1994, between All-
         Good Cars, Inc. and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.30 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.31    Dealer Agreement, dated January 2, 1994, between Algood
         Chevrolet, Oldsmobile, Pontiac, Inc. and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.31 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
 10.32   Dealer Agreement, dated July 11, 1988, between Algood Motor
         Company, Inc. and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.32 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.33    General Acceptance Corporation Compensation Plan
         (incorporated by reference to Exhibit 10.33 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.34    General Acceptance Corporation Employee Stock Option Plan
         (incorporated by reference to Exhibit 10.34 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)

10.35    General Acceptance Corporation Outside Director Stock Option
         Plan (incorporated by reference to Exhibit 10.35 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.36    Form of Tax Indemnification Agreement, dated as of  ____, 1995, by among General Acceptance Corporation and Malvin L.
         Algood, Russell E. Algood, Shirley A. Cook and John G.
         Algood (incorporated by reference to Exhibit 10.36 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.37    System Purchase Agreement,  Software License Agreement, each dated September 7, 1993, between Advanced Lease Systems,
         Inc. and General Acceptance Corporation (incorporated by
         reference to Exhibit 10.37 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.38    Agreement, dated September 6, 1994, between Norwest Financial
         Information Services Group, Inc. and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.38 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.39    Form of Term Loan Agreement between NBD Bank, N. A. and
         General Acceptance Corporation, with respect to S Corporation
         Distributions (incorporated by reference to Exhibit 10.39 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                      89520)
10.40    Letter confirmation of warranty program between Wynn's and
         General Acceptance Corporation (incorporated by reference to
         Exhibit 10.40 in the Company's Form S-1 Registration
         Statement, File No. 33-89520)
10.41    First Amendment to Credit Insurance Agreement, dated March 8,
         1995, between Union Fidelity Insurance Company and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.41   in the Company's Form S-1 Registration Statement, File
         No. 33-89520)
10.42    Installment Business Loan Note, dated February 13, 1995, payable by General Acceptance Corporation to NBD Bank, N. A.
         (incorporated by reference to Exhibit 10.42 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.43    Sublease, dated April 27, 1995, between Hunt, Inc., James J.
         Castoro, Winifred Castoro and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.43 in the
         Company's Form 10-K for the year ended December 31, 1995)
10.44    Lease, dated May 24, 1995, between The Koger Partnership, Ltd.
         and General Acceptance Corporation (incorporated by reference to Exhibit 10.44 in the Company's Form 10-K for the year
         ended December 31, 1995)
10.45    Office Lease, dated June 6, 1995, between Kenneth Bader and
         General Acceptance Corporation (incorporated by reference to
         Exhibit 10.45 in the Company's Form 10-K for the year ended
         December 31, 1995)


10.46    Letter Agreement, dated July 18, 1995, between General Electric
         Capital Corporation and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.46 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.47    Office Lease, dated August 7, 1995, between 2930 LLC and
         General Acceptance Corporation (incorporated by reference to
         Exhibit 10.47 in the Company's Form 10-K for the year ended
         December 31, 1995)
10.48    Store Lease, dated August 7, 1995, between Julius Teitle, Michael
         Teitle and General Acceptance Corporation (incorporated by reference to Exhibit 10.48 in the Company's Form 10-K for the year ended December 31, 1995)
10.49    Lease, dated August 9, 1995, between Russell E. Algood and
         General Acceptance Corporation(incorporated by reference to Exhibit 10.49 in the Company's Form 10-K for the year ended
         December 31, 1995)
10.50    Marketing Agreement, dated September 12, 1995, between Key
         Federal Savings Bank and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.50 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.51    Commercial Lease, dated September 25, 1995, between Edwards
         Properties and General Acceptance Corporation (incorporated by reference to Exhibit 10.51 in the Company's Form 10-K for the year ended December 31, 1995)
10.52    Office Lease, dated October 2, 1995, between C. R. Kreis, Virginia
         Kreis and General Acceptance Corporation (incorporated by reference to Exhibit 10.52 in the Company's Form 10-K for the year ended December 31, 1995)
10.53    Commercial and Industrial Lease Agreement, dated October 30,
         1995, between The Ruby C. Kenworthy Trust and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.53   in the Company's Form 10-K for the year ended
         December 31, 1995)
10.54    Collateral Physical Damage Insurance Policy, dated November 1,
         1995, between Ohio Indemnity Company and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.54   in the Company's Form 10-K for the year ended
         December 31, 1995)
10.55    Commercial Lease, dated November 16, 1995, between Michael
         Lee and General Acceptance Corporation (incorporated by reference to Exhibit 10.55 in the Company's Form 10-K for the year ended December 31, 1995)
10.56    Addendum to Lease Agreement, dated January 12, 1996, between
         Enrovi Associates and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.56 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.57    Lease, dated January 12, 1996, between The Ohio State Highway
         Patrol Retirement System and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.57 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.58    Letter, dated January 17, 1996, from General Electric Capital
         Corporation to General Acceptance Corporation (incorporated by reference to Exhibit 10.58 in the Company's Form 10-K for the year ended December 31, 1995)
10.59    Lease Agreement, dated January 31, 1996, between Terry Johnson,
         Jean Johnson and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.59 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.60    Real Estate Lease, dated March 1, 1996, between James R.
         Sandefur, Bobbie Sandefur and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.60 in the Company's Form 10-K for the year ended December 31, 1995)
10.61    Letter Agreement, dated March 20, 1996, between General Electric
         Capital Corporation and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.61 in the Company's
         Form 10-K for the year ended December 31, 1995)
10.62 First Sublease Extension Agreement, dated April 12, 1996, between James J. Castoro, Winifred Castoro, Hunt, Inc. and
         General Acceptance Corporation (incorporated by reference to
         Exhibit 10.62 in the Company's Form 10-Q for the quarter ended March 31, 1996)
10.63    Office Lease Agreement, dated April 19, 1996, between Cole
         Taylor Bank, Trust No. 4399 and General Acceptance
         Corporation (incorporated by reference to Exhibit 10.63 in the Company's Form 10-Q for the quarter ended March 31, 1996)
10.64    Letter Agreement, dated May 10, 1996, between General Electric
         Capital Corporation and General Acceptance Corporation
         (incorporated by reference to Exhibit 10.64 in the Company's
         Form 10-Q for the quarter ended March 31, 1996)
10.65    Letter Agreement, dated July 12, 1996, between General Capital
         Corporation and General Acceptance Corporation
11.1     Statement Re: Computation of Per Share Earnings
27.0     Financial Data Schedule