Form 10-Q
period 1996-09-30
GENERAL ACCEPTANCE CORP /IN/
filed 1996-11-15
CIK 937965

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q

Commission  File  Number:          0-25760


X          Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the
     Quarterly  Period  ended  September  30,  1996.

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

     Common Stock, no par value, 25,000,000 shares authorized, 6,022,000 shares issued and outstanding as of November 13, 1996.

FORM  10-Q


                                             TABLE OF CONTENTS





                                                                                                       Page
                                                                                                       ----
PART I      Financial Information                                                                         3

Item 1.     Financial Statements                                                                          3

            Balance Sheets                                                                                3

            Statements of Income                                                                          4

            Statements of Cash Flows                                                                      5

            Notes to Financial Statements                                                                 6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                          7

            Revenues                                                                                      8

            Expenses                                                                                      9

            Liquidity and Capital Resources                                                              11

            Forward-Looking Statements                                                                   12

PART II.    Other Information                                                                            13

Item 1.     Legal Proceedings                                                                            13

Item 2.     Changes In Securities                                                                        13

Item 3.     Defaults Upon Senior Securities                                                              13

Item 4.     Submission of Matters to a Vote of Security Holders                                          13

Item 5.     Other Information                                                                            13

Item 6.     Exhibits and Reports on Form 8-K                                                             13

Signatures                                                                                         14




                                    PART I

ITEM  1.          FINANCIAL  STATEMENTS


                                   General Acceptance Corporation

                                           Balance Sheets



                                                           SEPTEMBER 30, 1996    DECEMBER 31, 1995
                                                           --------------------  -------------------
                                                                    (UNAUDITED)             (NOTE 1)
ASSETS
Contracts receivable                                       $       125,177,425   $      129,392,670
Allowance and discount available for credit losses                 (16,175,296)         (19,512,815)
                                                           --------------------  -------------------
Contracts receivable, net                                          109,002,129          109,879,855

Cash and cash equivalents                                            1,805,132              557,206
Repossessions                                                       11,416,831            5,223,623
Purchased and trade automobile inventory                             2,531,570              811,820
Property and equipment, net                                          2,491,528            1,672,475
Taxes receivable                                                     1,530,296            2,300,475
Deferred tax asset                                                   2,260,000            2,260,000
Other assets                                                         3,804,708            1,674,847
Total assets                                               $       134,842,194   $      124,380,301
                                                           ====================  ===================

LIABILITIES
Revolving line of credit                                   $        97,692,466   $       94,165,243
Bank line of credit                                                  4,300,000                  ---
Accounts payable and accrued expenses                                5,329,770            1,605,484
Dealer participation reserves available
    for credit losses                                                2,427,350            1,865,681
Total liabilities                                                  109,749,586           97,636,408

STOCKHOLDERS' EQUITY
Preferred stock; no par value; authorized
     shares - 5,000,000; no shares issued or outstanding                   ---                  ---
Common stock; no par value;
     authorized shares - 25,000,000;
     issued and outstanding shares - 6,022,000 in 1996
     and 1995                                                       29,792,573           29,792,573
Retained earnings (deficit)                                         (4,699,965)          (3,048,680)
                                                           --------------------  -------------------
Total stockholders' equity                                          25,092,608           26,743,893
                                                           --------------------  -------------------
Total liabilities and stockholders' equity                 $       134,842,194   $      124,380,301
                                                           ====================  ===================

       See  accompanying  notes


 .




                                              General Acceptance Corporation

                                                   Statements of Income
                                                        (Unaudited)



THREE MONTHS ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------                -------------------------------
                                             1996                                           1995         1996          1995
                                      ------------                                   -----------  ------------  -----------
Revenues:
     Interest and discount            $ 7,036,378                                    $ 6,989,693  $20,528,071   $16,817,548
            Ancillary products            335,857                                         82,174    1,391,249       755,400
     Other                                748,733                                        390,360    1,578,890     1,129,285
                                      ------------                                   -----------  ------------  -----------
Total revenues                          8,120,968                                      7,462,227   23,498,210    18,702,233

Expenses:
     Interest                           2,184,597                                      1,619,654    6,661,289     4,282,860
     Salaries and employee benefits     2,275,135                                      1,403,935    6,575,416     3,405,495
     Marketing                            468,862                                        117,200      982,275       359,803
     Provision for credit losses        5,493,424                                        157,781    7,619,558       722,684
     Other                              1,628,764                                      1,466,563    4,411,814     3,574,322
 Total expenses                        12,050,782                                      4,765,133   26,250,352    12,345,164
                                      ------------                                   -----------  ------------  -----------
Income (loss) before income
     tax                               (3,929,814)                                     2,697,094   (2,752,142)    6,357,069
Income tax (benefit)                   (1,571,857)                                     1,078,590   (1,100,857)      563,000
Net income (loss)                     $(2,357,957)                                   $ 1,618,504  $(1,651,285)  $ 5,794,069
                                      ============                                   ===========  ============  ===========

                                      HISTORICAL                                     HISTORICAL   HISTORICAL    PRO FORMA
                                      ------------                                   -----------  ------------  -----------
Income (loss) before income
     tax                              $(3,929,814)                                   $ 2,697,094  $(2,752,142)  $ 6,357,069
Income tax (benefit)                   (1,571,857)                                     1,078,590   (1,100,857)    2,542,828
Net income (loss)                     $(2,357,957)                                   $ 1,618,504  $(1,651,285)  $
                                                                                                                  3,814,241
                                                                                                                ===========

Net income per share                  $     (0.39)                                   $      0.27  $     (0.27)  $      0.68
                                                                                     ===========  ============  ===========

Weighted average shares outstanding
                                        6,022,000                                      6,078,839    6,022,000     5,630,569
                                      ============                                   ===========  ============  ===========

  See  accompanying  notes


 .



                                     General Acceptance Corporation

                                        Statements of Cash Flows
                                               (Unaudited)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ---------------------------------
                                                                 1996                               1995
                                                         -------------  ---------------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $ (1,651,285)  $                      5,794,069
Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation of property and equipment              488,699                            238,978
          Amortization of deferred costs and revenues,
               net                                            122,932                           (390,856)
          Provision for credit losses                       7,619,558                            722,684
          Deferred income tax                                     ---                         (1,300,000)
          Changes in operating assets and liabilities:
                Increase in other assets and
                     taxes receivable                      (1,359,682)                        (1,280,693)
                Increase in accounts payable
                     and accrued expenses                   3,724,286                            772,116
Net cash provided by operating activities                   8,944,508                          4,556,298

INVESTING ACTIVITIES
Cost of acquiring or originating contracts receivable     (61,290,599)                       (73,462,548)
Principal collected on contracts receivable                47,074,546                         17,534,011
Purchases of property and equipment                        (1,307,752)                          (874,086)
Net cash used in investing activities                     (15,523,805)                       (56,802,623)


FINANCING ACTIVITIES
Borrowings on revolving line of credit                     79,477,381                         92,480,901
Repayments of revolving line of credit                    (75,950,158)                       (57,200,406)
Borrowings on bank line                                     4,300,000                                ---
Proceeds from issuance of common stock                            ---                         29,739,573
Repayment of notes payable to related parties                     ---                         (2,956,998)
Dividends paid                                                    ---                         (9,459,666)
Net cash provided by financing activities                   7,827,223                         52,603,404
                                                         -------------  ---------------------------------

Net increase in cash and cash equivalents                   1,247,926                            357,079
Cash and cash equivalents at beginning of period              557,206                            304,185
Cash and cash equivalents at end of period               $  1,805,132   $                        661,264
                                                         =============  =================================

             See  accompanying  notes.





                        General Acceptance Corporation

                        Notes to Financial Statements
                                 (Unaudited)

                              September 30, 1996

Note  1.          Basis  of  Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.    In  the  opinion  of  management,  all  adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The balance sheet as of December 31, 1995 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note  2.          Pro  Forma  Financial  Data

     Prior to the Company's initial public offering in April 1995, it was an S Corporation and therefore not subject to income taxes. Pro forma data are therefore presented for 1995 to reflect a provision for income taxes as if the Company had been subject to income taxes at an assumed combined rate of 40%.


Note  3.          Net  Income  Per  Share

     The net income per share amounts for both 1996 periods and for the three months ended September 30, 1995, are based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the periods. The net income per share amount for the nine months ended September 30, 1995, is based on the weighted average common shares outstanding increased by the number of shares (assumed issued at $17.00 per share) whose proceeds would have been used to fund distributable S Corporation earnings.


Note  4.          Bank  Line  of  Credit

     During the third quarter of 1996 the Company obtained a $4.5 million revolving line of credit with a bank. Borrowings under the line of credit are secured by repossessions and purchased and trade automobile inventory. The line of credit bears interest at the bank's prime rate (8.25% as of September 30, 1996) and expires April 30, 1997. Borrowings under the line were $4.3 million as of September 30, 1996.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF
                       OPERATIONS


     Information regarding the components of contracts receivable, net is presented below.


                                     SEPTEMBER 30,    DECEMBER 31,
                                               1996            1995
                                     ---------------  --------------
Contractually scheduled payments     $  156,845,519   $ 165,865,851
Add (deduct):
     Unearned interest income           (32,255,229)    (36,920,628)
     Accrued interest income                537,962         298,059
     Unearned insurance commissions         (30,201)       (128,718)
     Net deferred acquisition costs          79,374         278,106
                                     ---------------  --------------
Contracts receivable                    125,177,425     129,392,670
Allowance and discount available
     for credit losses                  (16,175,296)    (19,512,815)
Contracts receivable, net            $  109,002,129   $ 109,879,855
                                     ===============  ==============




     Changes  in  the  components  of  amounts available for credit losses during the three and nine month  periods  ended  September  30,  1996  are  presented  below.


                                                      DEALER PARTICIPATION RESERVES
                            ALLOWANCE AND DISCOUNT
                                                                                       TOTAL
                                                                                       -------------
Balance December 31, 1995   $            19,512,815   $                    1,865,681   $ 21,378,496
Additions                                12,550,274                        3,450,240     16,000,514
Charge-offs, net                        (15,887,793)                      (2,888,571)   (18,776,364)
Balance September 30, 1996  $            16,175,296   $                    2,427,350   $ 18,602,646
                                                      ===============================  =============

Balance June 30, 1996                    12,949,984                        1,877,695     14,827,679
Additions                                 7,089,898                        1,268,996      8,358,894
Charge-offs, net                         (3,864,586)                        (719,341)    (4,583,927)
                            ------------------------  -------------------------------  -------------
Balance September 30, 1996  $            16,175,296   $                    2,427,350   $ 18,602,646
                            ========================  ===============================  =============




     Information  on the Company's total available for credit losses and delinquency ratio  is  presented  below.


                                             SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                             -------------------  ------------------
Total available for credit losses as a
     percentage of contracts receivable (1)               14.86%              16.50%
Delinquency ratio (2)                                      1.67%               3.60%

(1)         Total available for credit losses is defined as the sum of allowance and discount available for credit losses and dealer participation reserves available for credit  losses.
(2)          Delinquency ratio is defined as contracts receivable, gross relating to contracts  which  were  contractually  past  due 60 days or more, as a percentage of


THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995

Revenues

     Interest and discount revenue remained flat at $7.0 million in both the third quarter of 1995 and 1996, and increased from $16.8 million for the first nine months of 1995 to $20.5 million for the same period of 1996. The increase in the first nine months of 1996 over the comparable 1995 period was due primarily to a higher level of contracts receivable owned by the Company, particularly during the early part of 1996, partially offset by a lower average yield on the contracts. As of September 30, 1996, contracts receivable totaled $125.2 million as compared to $124.6 million as of September 30, 1995. The number of active dealers (defined as dealers from whom the Company purchased a contract that was outstanding as of the end of a period) was 1,460 as of September 30, 1996 as compared to 1,145 as of September 30, 1995.

     The average yield on contracts receivable for the third quarter of 1995 was 24.2% compared to 22.2% for the same period of 1996, and was 24.0% for the first nine months of 1995 compared to 21.7% for the same period of 1996. The lower yields in both 1996 periods as compared to the same 1995 periods were due primarily to the Company's decision, effective May 1995, to enter into agreements with its dealers to apply the difference, if any, between the contract interest rate and the rate estimated by the Company as necessary to produce a satisfactory return on the contract, to a dealer participation reserve available for credit losses. The average yield on contracts receivable is expected to remain in the 21-22% range through the end of 1996.

     Ancillary products revenue increased from $82,000 for the third quarter of 1995 to $336,000 for the same period of 1996, or 308.7%, and from $755,000 for the first nine months of 1995 to $1.4 million for the same period of 1996, or 84.2%. The increase in the third quarter of 1996 over the comparable period of 1995 was primarily due to increased net revenues from a secured Visa credit card offered by the Company as co-brander and, to a lesser extent, to an increase in revenues from a warranty program offered by the Company. The increase in ancillary products revenue for the first nine months of 1996 as compared to the same period of 1995 was due to an increase in net revenues from the secured Visa credit card and to an increase in revenues from the warranty program offered by the Company, partially offset by the Company's decision to discontinue offering, effective March 22, 1995, a Gap protection product as a result of regulatory uncertainties surrounding the product.

     For the first nine months of 1996, the secured Visa credit card, together with another product with which it is packaged, generated net revenues of approximately $776,000. These net revenues were primarily derived from the sale of the product package to customers who currently have contracts outstanding with the Company. It is expected that net revenues derived from the sale of this product package to customers who currently have contracts outstanding with the Company will be lower in 1997 than in 1996. In the fourth quarter of 1996, the Company began marketing a similar program to consumers who do not have contracts outstanding with the Company. The success of this program can not yet be estimated.

     Other revenues increased from $390,000 for the third quarter of 1995 to $749,000 for the same period of 1996, or 91.8%, and increased from $1.1 million for the first nine months of 1995 to $1.6 million for the same period of 1996, of 39.8%. The increase in the third quarter of 1996 from the comparable period of 1995 was due to higher gross profit generated by the sale of purchased and trade inventory at the GAC sales lots, partially offset by lower training fees earned by the Company. The increase for the first nine months of 1996 from the comparable period of 1995 was due to higher gross profit generated by the sale of purchased and trade inventory at the GAC sales lots, and to a $250,000 reduction in the special reserve for losses on receivables from a dealer as a result of the reduction of amounts owed to the Company by that dealer, partially offset by lower training fees earned by the Company. Effective January 1, 1996, the training fee was replaced with a $35 per contract training and processing fee, which is deferred and amortized into income over the estimated average life of the contracts. The previous training fee, charged for new dealers in a $2,500 lump sum or $100 per contract for the first 35 contracts, was recognized as income upon receipt.


Expenses

     Interest expense increased from $1.6 million for the third quarter of 1995 to $2.2 million for the same period of 1996, or 34.9%, and from $4.3 million for the first nine months of 1995 to $6.7 million for the same period of 1996, or 55.5%. The increase in the third quarter of 1996 over the comparable 1995 period was due to the higher average level of borrowings required to fund the higher level of contracts receivable in 1996, and interest on borrowings under a new bank line of credit closed during the third quarter of 1996, partially offset by a lower interest rate environment in 1996 as compared to 1995. The increase for the first nine months of 1996 over the comparable period of 1995 was due to the higher average level of borrowings required to fund the higher level of contracts receivable in 1996, an increase in the interest rate charged by the Company's primary lender for borrowings on the line of credit from LIBOR plus 3.0% to LIBOR plus 4.0% for the period from March 15, 1996 to June 30, 1996, partially offset by a lower interest rate environment in 1996 compared to 1995. Average borrowings on the Company's $100.0 million revolving line of credit with GE Capital (the "Line") were $76.2 million for the third quarter of 1995 compared to $97.2 million for the same period of 1996, and $61.7 million for the first nine months of 1995 compared to $97.1 million for the same period of 1996. As of September 30, 1996, the interest rate on the Line was LIBOR plus 3.0%, which was equivalent to 8.43%. See "Liquidity and Capital Resources" for additional information.

     Salaries and employee benefits increased from $1.4 million for the third quarter of 1995 to $2.3 million for the same period of 1996, or 62.1%, and from $3.4 million for the first nine months of 1995 to $6.6 million for the same period of 1996, or 93.1%. The increases were due to an increase in the number of full time equivalent employees from 227 as of September 30, 1995 to 376 as of September 30, 1996. The increase in full time equivalent employees was attributable to the development and staffing of the Company's branch offices and GAC sales lots and, to a lesser extent, to additional management and headquarters support personnel.

     Marketing costs increased from $117,000 for the third quarter of 1995 to $469,000 for the same period of 1996, or 300.1%, and from $360,000 for the first nine months of 1995 to $982,000 for the same period of 1996, or 173.0%. The increase in both periods of 1996 over the comparable periods of 1995 was due to increased advertising for the GAC sales lots and to increased expenses associated with promoting the Company's secured Visa credit card program.

     The provision for credit losses increased from $158,000 for the third quarter of 1995 to $5.5 million for the same period of 1996, and from $723,000 for the first nine months of 1995 to $7.6 million for the same period of 1996.
 In the third quarter and first nine months of 1995, the provision for credit losses consisted entirely of amounts provided for contracts originated at the GAC sales lots. As there is no discount associated with these contracts, in order to develop an allowance for future losses a charge directly to earnings was required. The increase in the provision for credit losses in the third quarter and first nine months of 1996, as compared to the same periods of 1995, relates primarily to the Company's strategic decision to accelerate the disposal, primarily through auto auctions, of a significant portion of its repossession inventory, and to a lesser extent, to an additional provision deemed necessary related to contracts purchased from dealers to restore the allowance and discount for credit losses to an acceptable level, as well as to an increased volume of contracts originated by the GAC sales lots. The additional provision for credit losses to restore the allowance and discount for credit losses to an acceptable level in the third quarter and first nine months of 1996 was due primarily to net charge-offs experienced by the Company during the third quarter of 1996, which although lower than in prior quarters of 1996, were higher than anticipated.

     Until the third quarter of 1996 it was the Company's policy to maximize recoveries from its repossessed vehicles by selling the majority of the vehicles at retail through its GAC sales lots. It became apparent in the third quarter of 1996 that the GAC sales lots would not be able to quickly dispose of the vehicles repossessed earlier in 1996. In order to more quickly realize the value of that inventory and use the funds to purchase new contracts, an initiative was undertaken to dispose of approximately 30% of the vehicle inventory through wholesale channels before the end of 1996. While this method will achieve a more rapid disposition of the inventory, proceeds from sale will also be reduced. The loss provision recorded in the third quarter reflects management's estimate of the reduced amount anticipated to be recovered from existing repossession inventory that will be disposed of through wholesale channels. Upon completion of this process by the end of the fourth quarter of 1996, the Company intends to retail an increased percentage of the vehicles it repossesses through its expanded GAC sales lot network.

     The credit quality of the Company's portfolio of contracts receivable continued to improve during the third quarter as evidenced by lower net charge-offs than in prior quarters of 1996. This improvement in credit quality was in part achieved by the tightening of underwriting standards effective January 1, 1996. The total available for credit losses as a percent of contracts receivable was 14.86% as of September 30, 1996, compared to 12.07% as of June 30, 1996, 14.29% as of March 31, 1996 and 16.50% as of
December  31,  1995.    Net charge-offs in the third quarter of 1996 were $4.6
million, compared to $6.2 million in the second quarter of 1996 and $8.0 million in the first quarter of 1996. The Company's 60-day contractual delinquency ratio was 1.67% as of September 30, 1996, compared to 1.68% as of June 30, 1996, 1.72% as of March 31, 1996, and 3.60% as of December 31, 1995.

     Other expenses increased from $1.5 million for the third quarter of 1995 to $1.6 million for the same period of 1996, or 11.1%, and from $3.6 million for the first nine months of 1995 to $4.4 million for the same period of 1996, or 23.4%. The increase in both 1996 periods over the comparable 1995 periods was attributable to higher costs associated with a larger network of branch offices and GAC sales lots, including higher rent and depreciation expense.

     As a result of the foregoing factors, pre-tax income decreased from $2.7 million for the third quarter of 1995 to a ($3.9 million) loss for the same period of 1996, and from $6.4 million for the first nine months of 1995 to a ($2.8 million) loss for the same period of 1996.

     Income tax expense was $1.1 million for the third quarter of 1995 compared to a credit of $1.6 million for the same period of 1996, and was $2.5 million on a pro forma basis for the first nine months of 1995 compared to a credit of $1.1 million for the same period of 1996. In conjunction with the initial public offering of its shares, the Company terminated its S
Corporation status, and as a result, became subject to federal and state corporate income taxation from April 10, 1995 forward. For both 1996 periods, the income tax credit was recorded at a combined federal and state income tax rate of 40%. For the third quarter of 1995, income tax expense was recorded at a combined federal and state income tax rate of 40%. The income tax expense recorded for the first nine months of 1995 is the result of a $1.3 million tax credit related to cumulative temporary differences as of April 10, 1995, partially offset by a $737,000 expense representing income taxes at a combined federal and state income tax rate of 40% for the period from April 10, 1995 through September 30, 1995.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's principal need for cash is to fund advances made to dealers in connection with the acquisition of contracts. Cash used for this purpose was $73.5 million for the first nine months of 1995 compared to $61.3 million for the same period of 1996. During 1996, the Company funded its contract purchases with borrowings on the Line. The Line provides for interest at an amount over the one-month LIBOR rate (which was 5.43% as of September 30, 1996). This amount was 3.0% through September 30, 1996, except for the period from March 15, 1996 to June 30, 1996, when it was 4.0%. Effective October 30, 1996, the amount increased to 3.75%. As of September 30, 1996, borrowings on the Line were $97.7 million.

     During the fourth quarter of 1995, the Company experienced sharply increased loan losses and delinquency rates, which exceeded certain loan covenant requirements. Accordingly, on January 17, 1996, GE Capital notified the Company of an event of default under its loan and security agreement ("Agreement"). GE Capital continued to fund the Company under the Line while the Company and GE Capital negotiated a mutually acceptable plan of action. On March 20, 1996, GE Capital and the Company signed a letter agreement (the "Forbearance Agreement") under which, assuming no further events of default, GE Capital agreed to forbear from exercising its rights under the Agreement through December 31, 1996, subject to the Company meeting certain terms and conditions. Since signing of the Forbearance Agreement, the Company has complied with all its terms and conditions, except that during the first quarter of 1996, net charge-offs exceeded maximum permitted levels under the Forbearance Agreement. The higher than permitted net charge-offs were due to the Company's aggressive collection efforts during the first quarter of 1996 which were successful in producing substantial declines in delinquency rates, but resulted also in higher than anticipated net charge-offs. GE Capital provided the Company with a letter which amends the maximum charge-off levels in the Forbearance Agreement, and with which the Company is in compliance.

In conjunction with the Company's initiative to dispose of a portion of its repossession inventory through wholesale channels, the Company requested, and GE Capital provided on October 29, 1996, a letter further amending the Forbearance Agreement to provide for anticipated fourth quarter 1996 charge-offs which would have otherwise exceeded permitted levels. As a result of the amendment to the Forbearance Agreement, GE Capital has elected to continue the Forbearance Agreement, which runs through December 31, 1996, rather than amending and increasing the Line, and as a result, the Company's growth will be curtailed into the first quarter of 1997 while the Company works toward its first securitization. Based on the aforementioned funding limitations, the Company expects that its contracts receivable will remain near current levels during the fourth quarter of 1996 and into the first quarter of 1997. If the Company and GE Capital do not agree on a mutually acceptable loan agreement to supersede the Agreement and the Forbearance Agreement, and if the Company is not successful in completing a securitization of a portion of its contracts receivable, there is no assurance that the Company will be successful in locating additional financing.

     As a result of the Company's increased collection efforts during the first nine months of 1996, repossession inventory grew from $5.2 million as of December 31, 1995 to $11.4 million as of September 30, 1996, an increase of $6.2 million. Repossession inventory is expected to decline significantly during the fourth quarter of 1996 as a result of an acceleration in the Company's sales efforts, both retail and wholesale. In August 1996, the Company obtained a $4.5 million revolving line of credit with a bank. Borrowings under the line are secured by repossession and purchased and trade automobile inventory. The line of credit bears interest at the bank's prime rate (8.25% as of September 30, 1996) and expires April 30, 1997. Borrowings under the line were $4.3 million as of September 30, 1996.

On October 15, 1996, the Company borrowed $1.0 million from Malvin L. Algood, its Chairman, Chief Executive Officer and a significant shareholder. The loan is unsecured, and bears interest at 12% per annum. Although the loan is payable upon demand, Mr. Algood's intention is to not request repayment until such time as the Company has completed the securitization of a portion of its contracts receivable portfolio. Subsequent to the date of the loan, in conjunction with the October 29, 1996 amendment to the Forbearance Agreement granted by GE Capital, Mr. Algood agreed to subordinate repayment of the note to GE Capital until the earlier of (i) the completion of a securitization of a portion of the Company's contracts receivable portfolio, or (ii) the execution of a new loan agreement between the Company and GE Capital.



FORWARD-LOOKING  STATEMENTS

     This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about the Company's expected average yield on contracts, its expected revenues to be derived from the sale of Visa credit cards, its expected charge-offs to be incurred in the fourth quarter of 1996, the Company's ability to complete its first securitization, and other phrases characterized by "expects" or "expected." These statements, and any other forward looking statements included herein, are subject to risk, including risks outside of the Company's control, that could cause results to vary materially from the statements set forth herein. The Company's average yield on contracts may vary depending on such factors as actual interest rates, general economic conditions and competition for such contracts. The Company's expected fourth quarter results may vary depending on factors including the Company's ability to execute its internal underwriting and production goals, to timely dispose of repossessed vehicles, the number of repossessions made by the Company as well as factors outside the Company's control. Also, there can be no assurance that the Company will be able to close on the securitization due to any number of factors including the negotiation of terms and pricing acceptable to the Company, market conditions and the economy in general.

                                      PART II

ITEM  1.          LEGAL  PROCEEDINGS

     The Company is not involved in any litigation that is expected to have a material adverse effect on the Company. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.


ITEM  2.          CHANGES  IN  SECURITIES

     None.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


ITEM  5.          OTHER  INFORMATION

     None.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)          Exhibits

10.66 Revolving Loan and Security Agreement dated August 27, 1996, between Fifth and
          Third  Bank  of  Central Indiana and General Acceptance Corporation.

10.67 Promissory Note dated October 15, 1996, in the principal amount of $1 million payable by  General  Acceptance  Corporation  to  Malvin  L.  Algood.

10.68 Letter Agreement dated October 29, 1996, between General Electric Capital Corporation and  General  Acceptance  Corporation.

11.1              Statement  Re:  Computation  of  Per  Share  Earnings.

27.0              Financial  Data  Schedule.


b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.









                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         GENERAL ACCEPTANCE CORPORATION



Date  November 13, 1996  /s/  Russell E. Algood
      -----------------  ------------------------------
                         Russell. E. Algood
                         President and
                         Chief Operating Officer


Date  November 13, 1996  /s/  Martin C. Bozarth
      -----------------  ------------------------------
                         Martin C. Bozarth
                         Chief Financial Officer

