Form 10-K
period 1996-12-31
GENERAL ACCEPTANCE CORP /IN/
filed 1997-04-16
CIK 937965

24
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                     FORM 10-K



                Annual Report Under Section 13 or 15[d] of the
                       Securities Exchange Act of 1934


For the fiscal year ended December 31, 1996
              Commission  File  Number:          0-25760


                        GENERAL ACCEPTANCE CORPORATION
            (Exact name of Registrant as specified in its charter)




Indiana                                                          35-1739977
(State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)


1025 Acuff Road
Bloomington, IN                                                       47404
(Address of Principal Executive Offices)                         (Zip Code)



              Registrant's telephone number:     (812) 337-6000

      Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered under Section 12(g) of the Act:  Common Stock, no par value


     Indicate  by  check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
Yes            X        No  ____

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K..

     The aggregate market value of the 1,793,100 shares of the Registrant's common stock held by non-affiliates of the Registrant, as of April 10, 1997 was $5,828,000.

     The number of shares outstanding of the Registrant's common stock as of April 10, 1997, was 6,022,000.

     Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

DOCUMENT  -  8  1/2  X  11"          PART  I

ITEM  1.                    BUSINESS

BACKGROUND

     The Company is a specialized consumer finance company, principally engaged in servicing installment sale contracts ("Contracts") secured by used automobiles, which the Company purchases from automobile dealers with whom it has established a formal business relationship ("Third-Party Dealers") and from used car dealerships (the "Company Dealerships") operated by the Company.
 The Company has also generated revenues from: (i) the sale of purchased and trade vehicles at the Company Dealerships; (ii) the issuance by a third-party of Visa credit cards in conjunction with the sale by the Company to Non-Prime Consumers (defined as consumers who do not have access to traditional sources of financing, generally due to higher credit risk, resulting from various factors, including unfavorable past credit experience, low income and limited credit history) of various products; (iii) the providing of, as agent, extended warranty contracts and credit life and credit disability insurance in connection with Contracts purchased, and (iv) other miscellaneous fees and charges related to Contracts purchased and vehicles sold.

     As of December 31, 1996, the Company had a network of 1,386 Active Third-Party Dealers (defined as a Third-Party Dealer from whom the Company has purchased a Contract which is outstanding as of the end of a given period) and held 17,983 Contracts representing receivables, adjusted for unearned interest, unearned commissions, deferred acquisition costs and accrued interest on simple interest Contracts ("Contracts Receivable"), totaling approximately $117.1 million.

     In late 1996, as a result of continued financial and liquidity problems experienced by the Company, the Company decided to close finance operations in certain geographic areas and to refocus the majority of its resources on its three principal markets: Indiana, Ohio and Florida. The Company has sold or plans to sell substantially all of the Contracts Receivable presently serviced by branches located in other states. The total Contracts Receivable as of December 31, 1996, which have since been sold or are expected to be sold in connection with this realignment was $54.9 million. The number of Active
Third  Party  Dealers  serviced  by  the  Company's  operations  in  its three
remaining  principal  markets  was  639  as  of  December  31,  1996.    See
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further information.

     The Company's business strategy is to: (i) rebuild its portfolio of contracts by acquiring and originating Contracts from existing and new Third-Party Dealers primarily in its principal markets and from Company Dealerships subject to established underwriting standards and the availability of capital; (ii) increase revenues generated from the sale of purchased and trade vehicles by the Company Dealerships by, among other things, opening additional locations during 1997; (iii) diversify and increase revenues generated from other products offered to Non-Prime Consumers both in connection with the acquisition and origination of Contracts and on a stand-alone basis, and (iv) reduce operating costs at the Company's headquarters location to reflect the Company's reduced portfolio of Contracts.
 Management believes that profitable operations in 1997 will be dependent, among other things, on the successful implementation of its business strategy and on: (i) adhering to more stringent underwriting standards; (ii) emphasizing quality service to Third-Party Dealers and to customers at the Company Dealerships; (iii) maintaining strict cost control measures and (iv) using technology to maximize operational efficiency.

     The Company was organized in 1988 by the current Chairman and Chief Executive Officer, and President and Chief Operating Officer (the "Co-Founders") to acquire Contracts from eight automobile dealerships (the "Affiliated Dealers") then owned by the Co-Founders. At the present time, the Co-Founders still own one of the Affiliated Dealers. In 1991, the Company began acquiring Contracts from Third-Party Dealers. Contracts outstanding at December 31, 1996, by source, are set forth in the following table.


                     NUMBER OF CONTRACTS  PERCENTAGE OF TOTAL
SOURCE
-------------------
Third-Party Dealers               15,753                 87.6%
Company Dealerships                2,043                 11.4
Affiliated Dealers                   187                  1.0
                                  17,983                100.0%
                     ===================  ====================


INDUSTRY

     The used vehicle sales market has grown rapidly in recent years, reaching approximately $300 billion in 1995 representing 30.5 million vehicles. These sales generated approximately $185 billion in Contracts in 1995, of which an estimated $50 billion were to Non-Prime Consumers. The non-prime auto finance industry is primarily served by specialized consumer finance companies such as the Company, none of which are believed to have greater than a 5.0% share of the market.

     Despite perceived significant opportunities, many traditional financing sources, such as banks, savings and loans, credit unions, captive finance companies and leasing companies do not consistently provide financing to the
Non-Prime  Consumer  finance  market.    The  Company  believes  that  market
conditions, increased regulatory oversight and capital requirements imposed by governmental agencies have limited the activities of many financial institutions in this market. In many cases, those organizations electing to participate in the automobile finance business have focused on higher credit quality customers to reduce their collection and processing costs. As a result, the Non-Prime Consumer automobile finance market, primarily served by smaller finance organizations that solicit business when and as their capital resources permit, is highly fragmented.

     Rising consumer debt has caused personal bankruptcies in the U.S. to hit an all-time high. A number of companies in the non-prime auto finance industry as a result have reported increased delinquency and charge-off rates, and recently, several have encountered severe financial difficulties. These events, the Company believes, have made it more difficult recently for smaller companies who focus on Non-Prime Consumers to gain access to sufficient sources of capital.


OPERATIONS

Branch  Network

     The Company conducts its operations through a network of branch offices. As of April 14, 1997, the Company had seven branch offices located in Indiana, Ohio (2), Florida (2), New Jersey and Pennsylvania. The Pennsylvania branch office is scheduled to be closed prior to April 30, 1997. The Company's branch offices are supervised by two regional managers and the Vice President of Finance Operations. Each branch office is a full service office which purchases Contracts from Third-Party Dealers and the Company Dealerships, performs all collection activities, and when necessary, arranges for the repossession and disposal of financed vehicles. The Company is required to obtain approval from its primary lender before opening new branch offices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Products

     Contracts. A Contract is originated by a Third-Party Dealer at the time an automobile is acquired by a Non-Prime Consumer. The applicant enters into a Contract with the Third-Party Dealer on a standardized retail installment contract form previously supplied by the Company, which is then assigned on a non-recourse basis, along with the Third-Party Dealer's security interest in the automobile, by the Third-Party Dealer to the Company. As the Company is not obligated to accept Contracts originated by the Third-Party Dealer, the closing of the sale or the delivery of the automobile generally is coordinated to occur concurrently with the Company's review, processing and underwriting of the credit application. Contracts are typically purchased by the Company at an amount less than the principal amount of the Contract, the difference representing the discount. The discount is determined based upon a number of factors, including the credit risk of the borrower and the amount to be financed in relation to the automobile's wholesale value.


     Ancillary Products. The Company offers a number of other products to Non-Prime Consumers both in connection with the purchase or origination of Contracts and on a stand-alone basis. Applicants are not required to purchase the Ancillary Products as a condition to the Company purchasing a Contract. A warranty program offered by the Company protects Non-Prime Consumers from the financial risk of certain mechanical breakdowns, and enhances the value of the Company's collateral by increasing the likelihood that covered mechanical breakdowns will be properly corrected during the warranty period. The Company also offers credit life and credit disability insurance, as agent, and a guaranteed asset protection ("Gap") product, which is designed to relieve the borrower of the obligation to repay the difference between the Contract balance and the market value of the automobile in the event of its theft or complete destruction. To date, sales of the new Gap product have been minimal. During 1996 the Company marketed a product package consisting of a partially secured Visa credit card and a motor club program, via direct mail and telemarketing, to its existing auto loan customers who were in good standing on their loans with the Company. The Company's contract with the credit card issuer was terminated by the issuer in December 1996, and the Company is presently exploring programs available with alternative issuers. (The foregoing are collectively referred to as the "Ancillary Products").

     Each of the Ancillary Products are provided and underwritten by a third party vendor, and are not obligations of the Company. With respect to the Visa credit card, the Company acted as co-brander and neither owned nor serviced any receivables generated by the issuer thereunder. The Company continues to explore additional profit opportunities from Ancillary Products that can be sold in connection with Contracts and as well as other products and services that can be marketed to Non-prime Consumers.


Company  Dealerships

     The Company Dealerships are operated to sell automobiles which are purchased by the Company primarily at auctions or taken in trade in connection with the sale of automobiles ("Purchased and Trade Inventory") or which are repossessed by the Company in connection with delinquent Contracts ("Repossession Inventory"). During 1996, approximately 60% of the retail vehicles sold at the Company Dealerships were Repossession Inventory units, with the balance being Purchased and Trade Inventory units. In early 1997, the Company decided to discontinue the sale of Repossession Inventory at the Company Dealerships, which will instead be disposed of at wholesale primarily through auto auctions. This decision is expected to result in quicker disposition of repossessed vehicles by the Company, and improved selection of vehicles available for sale at the Company Dealerships and a resulting increase in overall sales volume. The sale of Repossession Inventory at the Company Dealerships is expected to be phased out entirely by the end of the second quarter of 1997.

     As a significant portion of the sales at the Company Dealerships require financing, the Company benefits by developing an additional source of Contracts. Applications generated by the Company Dealerships are submitted to the Company's branch offices where credit investigations are completed and purchasing decisions are made.

     During 1996, the Company opened seven new Company Dealerships, bringing the total open as of December 31, 1996 to 14, located in the following states:
 Indiana (7), Florida (2), Illinois (2), Ohio, Pennsylvania and Missouri. A fifteenth Company Dealership was opened in Florida in March 1997. The Company expects to open approximately five to eight additional Company Dealerships in 1997.


Underwriting  Standards/  Contract  Acceptance

     The Company purchases individual Contracts from Third-Party Dealers on a discounted, non-recourse basis through its network of branch offices. While each branch office evaluates the credit-worthiness of Contracts submitted to it, all Contracts approved for purchase are to be underwritten in accordance with the Company's credit policies and guidelines. These policies require a completed credit application, credit bureau report, verification of specific information and evaluation of the collateral value based on industry publications.

     During 1995, as discussed fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations," some of the Company's branches purchased a significant number of Contracts which did not meet the Company's credit policies and guidelines. In January 1996, the Company instituted a policy whereby the purchase of a Contract not meeting the credit polices and guidelines requires the approval of a regional manager or
headquarters  personnel.    Previously,  a  branch manager could authorize the
purchase of Contracts not meeting the Company's credit policies and guidelines. Compliance with this policy is closely monitored by the Company through exception reports which are prepared by headquarters staff and reviewed by senior management.

     If a Third-Party Dealer agrees to sell a Contract to the Company, and the Company has approved it for purchase, the Third-Party Dealer assigns the Contract to the Company and forwards the signed Contract and other items specified in the Dealer Agreement to the Company. After verification that all documentation is in order, and after conducting a telephone interview with the applicant, when possible, to confirm key facts, such as the amount of down payment, the Contract is purchased and payment is remitted to the Third-Party Dealer.


Servicing  &  Collections

     Under the terms of a Contract, obligors are required to remit payments on a monthly basis. If such payment is not received on a timely basis, a branch office collection specialist generally contacts the customer by telephone within three days of the due date, and obtains a promise to pay by a specific date. When it is determined that telephone and mail collection efforts will not be successful, the Company typically sends a collection specialist to visit the obligor's residence. If the Company has still been unsuccessful in collecting the amount due, it will generally repossess the vehicle.
Repossessions require branch manager approval, and are carried out by collection specialists and outside agents retained by the Company. After the lapse of the applicable redemption period, Repossessed Inventory is sold at auction. The sale of repossession inventory at the Company Dealerships is expected to be phased out by mid-1997. Following the sale of a repossessed vehicle, the Company frequently files collection actions against obligors for any unpaid Contract balance.

     In mid-1997, the Company intends to install a predictive dialing system which will automate a portion of its outgoing telephone collection activities.
 The Company believes that this system will improve the efficiency and reduce the cost of the Company's collection efforts.


Sales

     The Company's marketing efforts are directed at manufacturer-franchised Third-Party Dealers and selected used vehicle Third-Party Dealers. GAC markets its financing program and its Ancillary Products with the primary objectives of: (i) enrolling and training quality Dealers and encouraging those Dealers to increase the number of Contracts they offer to the Company and (ii) selling additional Ancillary Products offered by the Company with respect to such Contracts.

     Through September 1996, the Company conducted its sales efforts through a staff of professional salespeople, supervised by a Vice President of Sales and Marketing. During the fourth quarter of 1996, the volume of Contracts acquired was reduced by the Company in response to limitations on the
Company's  ability  to  fund  such  Contract  acquisitions.    Accordingly,
responsibility for enrolling new Third-Party Dealers and selling additional Ancillary Products was largely transferred to the manager of each branch office. In early 1997, the Company began testing the concept of using origination offices through which to conduct its sales activities.
Origination offices are designed to be staffed by two to three employees who solicit the submission of Contracts to the Company by Third-Party Dealers, perform credit investigations, and approve Contracts for purchase according to strict underwriting standards. All subsequent activities including funding of the Contract and all collection activities will be administered by one of the Company's branch offices. As of April 14, 1997, the Company had one origination office in Ohio. Depending on its financial condition in 1997, the Company will evaluate alternative strategies for its sales efforts including the use of origination offices and/or professional salespeople.

     The Company anticipates that Contracts originated at the Company Dealerships will be a more significant source of Contracts for the Company in 1997 than in 1996. The Company considers such Contracts to be a preferred source of Contracts because the Company has first opportunity to "purchase" all Contracts originated by the Company Dealerships.


Dealer  Selection

     As of December 31, 1996, the Company had 1,386 Active Third-Party Dealers located in Indiana, Ohio, Florida, Illinois, Missouri, Michigan, Pennsylvania, Kentucky, Georgia, Arizona, New Jersey, Colorado, Delaware, Iowa, Maryland, Nevada, New Mexico, North Carolina and Virginia. One Active Third-Party Dealer accounted for 3.2% of the total Contracts Receivable and 2.6% of total Contracts. No other Active Third-Party Dealer accounted for a greater percentage of the Company's total Contracts or Contracts Receivable as of December 31, 1996. As a result of continued financial and liquidity problems experienced by the Company, the Company decided to sell or has already sold substantially all of its Contract Receivable serviced by its branches located in states other than Indiana, Ohio and Florida. The number of Active Third-Party Dealers serviced by the Company's operations in Indiana, Ohio and Florida was 639 as of December 31, 1996.

     The Company markets to: (i) manufacturer-franchised Third-Party Dealers; and (ii) selected used vehicle Third-Party Dealers both of which the Company believes offer high quality used vehicles and superior customer service based upon the Third-Party Dealers' established reputations in their communities and inspections by Company personnel of the Third-Party Dealers' lots and automobile inventories. The Company may experience a higher delinquency rate with respect to Third-Party Dealers new to the Company's program than with Active Third-Party Dealers with which it has greater experience. The Company monitors overall Third-Party Dealer volume and tracks the performance of Contracts purchased from each Third-Party Dealer in an effort to identify problem Third-Party Dealers and take corrective actions against possible adverse trends in loss ratios with respect to particular Third-Party Dealers. The Company also monitors its Active Third-Party Dealers through the telephone calls it makes to each Non-prime Consumer as part of its Contract purchase process and through the collection process.

     The Company has entered into dealer agreements with all of the Third-Party Dealers from which it purchases Contracts ("Dealer Agreements"). The Dealer Agreement sets forth the general terms upon which Contracts will be purchased by the Company, but does not obligate the Third-Party Dealer to sell, or the Company to purchase, any particular Contract. In the Dealer Agreement, the Third-Party Dealer makes certain warranties as to each Contract and its compliance with certain laws and regulations and indemnifies the Company for any breach of the Dealer Agreement.



REGULATION

     The Company's business is subject to regulation and licensing under various federal, state and local statutes, regulations and ordinances. The Company's business is currently conducted with Dealers located in Indiana, Ohio, Florida, Illinois, Missouri, Michigan, Pennsylvania, Kentucky, Georgia, Arizona, New Jersey, Colorado, Delaware, Iowa, Maryland, Nevada, New Mexico, North Carolina and Virginia, and, accordingly, the laws and regulations of such states govern the Company's operations. Most states where the Company operates: (i) limit the interest rate and other charges that may be imposed by, or prescribe certain other terms of, the Contracts that the Company purchases; (ii) regulate the sale and type of Ancillary Products offered by the Company and the insurers for which it acts as agent and (iii) define the Company's rights to repossess and sell collateral. In addition, the Company is required to be licensed to conduct its finance operations in a majority of the 19 states in which the Company has purchased Contracts, and in connection with the Company Dealerships, the Company is required to comply with state department of motor vehicle laws, rules and regulations. If the Company expands its operations into other states, it will be required to comply with the laws of such states. The Company's Dealer Agreement provides that the Third-Party Dealer shall indemnify the Company with respect to any loss or expense the Company incurs as a result of violations by the Third-Party Dealer of any federal, state or local consumer credit and insurance laws, regulations or ordinances.

     The Company is subject to numerous federal laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the rules and regulations promulgated thereunder, and certain rules of the Federal Trade Commission. These laws require the Company to provide certain disclosures to Applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the terms of repayment, the final maturity, the amount financed, the total finance charge and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including retail installment contract obligors) on the basis of race, color, sex, age or marital status. Under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires the company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The rules of the Federal Trade Commission limit the types of property a creditor may accept as collateral to secure a consumer loan and its holder in due course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subject holder. With respect to used vehicles specifically, the Federal Trade Commission's Rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's Guide which explains any applicable warranty coverage for such vehicles. The Credit Practices Rule of the Federal Trade Commission imposes additional restrictions on loan provisions and credit practices.

     Several states and the federal government have enacted "lemon laws" and similar statutes containing protections for purchasers of automobiles. The application of these statutes may give rise to a claim or defense by an obligor against a Third-Party Dealer from or through whom such obligor purchased such automobile. These statues apply to Contracts purchased by the Company as well as to Contracts originated by the Company at a Company Dealership. The Company may be required to cancel Contracts with an obligor who successfully asserts such a claim or defense, and while the Company would have a claim against the Third-Party Dealer if the subject Contract had been purchased by the Company, the Company may not be made whole in every case in which the obligor successfully asserts such rights.

     The Company is also subject to state insurance regulations in connection with certain of the Ancillary Products. Among other things, state insurance regulations limit the permissible premiums and fees charged and commissions earned in connection with such products and require licensing of persons involved in the sale of insurance.


EMPLOYEES

     As  of  December  31,  1996,  the  Company  had  360 full time equivalent
employees.   None of the Company's employees is represented by a union and the
Company  considers  employee  relations  to  be  satisfactory.



ITEM  2.                    PROPERTIES

     The Company's headquarters, as well as the Indiana branch office, are located at 1025 Acuff Road, Bloomington, Indiana 47404. These operations occupy approximately 31,000 square feet under a lease with the Company's President and Chief Operating Officer expiring in 2016.

     Of the Company's seven branch offices, one origination office and 15 Company Dealerships, three Company Dealerships are leased from related parties. The remaining locations are leased from third parties under leases expiring through 2001.

     The Company believes that the locations leased from related parties are under terms no less favorable than could be obtained from unrelated lessors. The terms of all leases with related parties are approved by the Company's outside directors.

ITEM  3.          LEGAL  PROCEEDINGS

A lawsuit was filed in Monroe Circuit Court, State of Indiana on March 25, 1994, naming the Company and two of the Affiliated Dealers as defendants. The lawsuit, Henderson et al. V. General Acceptance Corporation, et al., alleges that the defendants violated the Truth in Lending Act and Federal Reserve Board Regulation Z and failed to give proper notices under state law in connection with the repossession of automobiles. The plaintiffs are seeking:
(i) certification as representatives of a class of similarly situated plaintiffs; (ii) actual and statutory damages as provided by the Truth in Lending Act ("TILA"); (iii) actual damages for breach of the Indiana Commercial Code and (iv) attorney fees and expenses. Statutory damages under TILA are limited to $1,000 in case of an individual, and to the lesser of $500,000 or one percent of the net worth of the creditor, in the case of a class action. Actual damages under the Indiana Commercial Code are calculated as the sum of the "credit service charge" (as defined in the statute) plus ten percent of the principal amount of the debt, or the time price differential plus ten percent of the cash price. The Company believes the action is wholly without merit and intends to vigorously defend the action.

     The Company obtained a judgment on March 8, 1996 from the United States District Court for the Southern District of Indiana, Indianapolis Division, which requires the Affiliated Dealer's insurance carrier with respect to the above matter to defend the Company and to pay to the Company amounts due or which may become due pursuant to the applicable insurance policy.

     The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities. The Company is a defendant in several routine legal actions which are ordinary and incidental to the Company's business. The Company believes that none of those actions, either individually or in the aggregate, will have a material adverse effect on the results of operations or the financial position of the Company.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                   PART II

ITEM  5.          MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
                     SHAREHOLDER  MATTERS

     The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol GACC. The approximate number of shareholders of record of the Company's common stock was 47 and the Company estimates there were approximately 1,400 beneficial owners of the Company's stock as of March 24, 1997, based on securities position listings furnished to the Company.

     The high and low closing sale prices of the Company's common stock since the Company's initial public offering on April 6, 1995, through December 31, 1996, were as follows.



                1996        1995
               -----        ----
QUARTER ENDED  HIGH   LOW         HIGH   LOW
-------------  -----  ----        -----  -----
March 31       15.50  4.75        N/A    N/A
June 30         9.75  5.75        27.50  23.00
September 30    8.88  5.13        37.00  26.50
December 31     7.75  2.75        35.75  14.00


     Other than S Corporation distributions paid related to periods prior to the date the Company completed its initial public offering of common stock, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. Dividend payments are not permitted under the lending agreement related to the Company's line of credit as described in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."



ITEM  6.          SELECTED  FINANCIAL  DATA




                                             AS OF AND FOR YEARS ENDED DECEMBER 31
                                             ---------------------------------------
                                                                               1996    1995 (2)   1994 (2)     1993    1992
                                             ---------------------------------------  ---------  ---------  -------  ------
Results of Operations:
     Total net revenues                      $                               30,968   $ 25,639   $ 10,555   $ 3,989  $1,749
     Net income (loss) (1)                                                   (9,081)     2,684      4,240     2,172     955
     Net (loss) per share                                                     (1.51)
     Pro forma net income (loss)                                                           717      2,544
     Pro forma net income (loss) per share                                                 .13        .57
Financial Condition:
     Total debt                                                              99,477     94,165     51,345    18,043   7,471
     Total assets                                                           123,646    124,380     57,188    21,880   9,407


(1)       Prior to its initial public offering in April 1995, the Company was an S Corporation and therefore not subject to
income  taxes.    In  conjunction with its initial public offering the Company terminated its S Corporation status and from
April  10,  1995 forward was subject to federal and state income taxes.  Accordingly, the data presented for net (loss) for
1996  is  not  comparable  to  net  income  for  1995  and  prior  years.
(2)          Pro  forma net income and pro forma net income per share assume a 40% combined income tax rate.  Pro forma net income  per  share  represents pro forma net income divided by actual weighted average shares outstanding, increased by the

ITEM  7.          MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND  RESULTS  OF  OPERATIONS

OVERVIEW

     In late 1995, the Company experienced sharply higher charge-offs and delinquencies associated with its portfolio of Contracts Receivable. The higher charge-offs and delinquencies were due to a number of factors, including: (i) the rapid growth of the Company during 1995; (ii) the decision by some of the Company's branch managers to purchase Contracts which did not meet the Company's stringent credit criteria; (iii) the Company's delay in detecting non-compliance with its credit guidelines due largely to the ongoing computer system conversion and the resulting lack of reliable and timely delinquency and charge-off information available to management; and (iv) an industry-wide increase in delinquencies and charge-offs.

     On January 17, 1996, as a result of the higher charge-offs and delinquencies, the Company was notified by GE Capital, its primary lender, of an event of default under the terms of its loan and security agreement (the "Agreement") for the Company's revolving line of credit. On March 20, 1996, the Company and GE Capital signed a letter agreement (the "Forbearance Agreement") whereby GE Capital agreed to forbear from exercising its rights under the Agreement. The Forbearance Agreement, as amended, remained in effect until April 11, 1997, when it was superseded as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     During 1996, the Company took a number of steps designed to reduce charge-offs and delinquencies and to expedite development of the Company's infrastructure, including: (i) hiring of a number of additional management personnel including a Vice President of Management Information Systems, a Director of Internal Audit and a Director of Human Resources, (ii) upgrading its management information systems capabilities to better enable the Company to monitor and control its portfolio of Contracts Receivable as well as its branch and Company Dealership operations, (iii) upgrading its internal credit underwriting controls and exception reporting, and (iv) forming a National Operations Support department to increase efficiency and quality by centralizing a number of functions previously handled at individual locations.
 These steps, as expected, significantly increased the Company's operating expenses in 1996 as compared to 1995.

     In 1996, despite the measures described above, the Company continued to experience higher than anticipated charge-offs, although delinquency was
reduced  to  significantly  lower  levels.    The  higher  than  anticipated
charge-offs in 1996 were due primarily to the continuing effects of Contracts acquired by the Company during 1995, as well as to continuing adverse charge-off trends in the industry.

     During December 1996, as a result of financial and liquidity problems experienced by the Company, the Company decided to close operations in certain geographic markets and to refocus the majority of its resources on three of its principal markets: Indiana, Ohio and Florida. The Company has a significant presence, has had good experience with credit quality and has long-standing relationships with Third-Party Dealers in each of these states. Management believes that operating on a more centralized basis, with fewer branch offices, will increase efficiency and reduce costs.

     The Company has sold or plans to sell substantially all of the Contracts in those markets where it has decided to close operations, and to transfer servicing of any retained Contracts to its remaining branch offices. In February 1997, the sale of substantially all of the Company's Illinois Contracts was completed. In April 1997, the sale of substantially all of the Contracts from the Michigan, Missouri, Virginia and Arizona branch offices was completed. No material gain or loss was recorded in connection with the sales.


RESULTS  OF  OPERATIONS
     The following table sets forth the percentage relationship of certain items to total net revenues for the periods indicated.


                                            FOR YEARS ENDED DECEMBER 31
                                            ----------------------------
PERCENTAGE OF TOTAL NET REVENUES                                   1996    1995    1994
------------------------------------------  ----------------------------  ------  ------
Finance revenues:
     Interest and discount                                         87.1%   92.2%   90.9%
     Ancillary products                                             5.0     4.0     5.9
     Other                                                          1.7     2.2     3.2
                                            ----------------------------  ------  ------
          Total finance revenues                                   93.8    98.4   100.0

Net dealership revenues:
     Sale of purchased and trade vehicles                          26.0    12.0     ---
     Cost of sales                                                (21.6)  (11.3)    ---
     Other                                                          1.8     0.9     ---
                                            ----------------------------  ------  ------
          Total net dealership revenues                             6.2     1.6     ---

Total net revenues                                                100.0   100.0   100.0

Expenses:
     Interest                                                      29.3    24.9    26.3
     Salaries and employee benefits                                28.4    20.1    16.9
     Marketing                                                      5.0     2.0     1.7
     Provision for credit losses                                   37.2    26.9     1.0
     System conversion loss                                         ---     6.0     ---
     Other                                                         23.2    15.4    13.9
          Total expenses                                          123.1    95.3    59.8
                                            ----------------------------  ------  ------
Income (loss) before income taxes                                 (23.1)    4.7    40.2
Income tax (benefit) (1)                                            6.2    (5.8)    ---
Net income (loss)                                                (29.3)%   10.5%   40.2%
                                            ============================  ======  ======

  (1)        The Company was an S Corporation until April 10, 1995, and as such, was not


     The following table sets forth for the periods indicated, the percentage increase (decrease) of each statement of operations item over the prior year.


FOR YEARS ENDED DECEMBER 31
------------------------------------------

GROWTH RATES                                   1996      1995      1994
                                            --------  --------  --------
Finance revenues:
      Interest and discount                    14.2%    146.3%    151.1%
     Ancillary products                        50.4      64.7     349.1
     Other                                    (12.1)     70.5   1,167.4
                                            --------  --------  --------
          Total finance revenues               15.1     139.0     164.6

Net dealership revenues:
     Sale of purchased and trade vehicles     161.8   NM            ---
     Cost of sales                            130.6   NM            ---
     Other                                    147.2   NM            ---
                                            --------  --------  --------
          Total net dealership revenues       375.7   NM            ---

Total net revenues                             20.8     142.9     164.6

Expenses:
     Interest                                  42.3     129.5     170.8
     Salaries and employee benefits            70.6     188.9     323.5
     Marketing                                201.8     179.3     424.8
     Provision for credit losses               67.1   6,532.5   NM
     System conversion loss                 NM        NM            ---
     Other                                     81.6     170.6     337.8
                                            --------  --------  --------
          Total expenses                       56.0     287.1     247.5
Income (loss) before income taxes            (699.9)    (71.8)     95.2
Income tax (benefit) (1)                     (228.5)      ---       ---
Net income (loss)                           (438.3)%   (36.7)%     95.2%
                                            ========  ========  ========

(1)    The Company was an S Corporation until April 10, 1995, and as such, was

YEAR  ENDED  DECEMBER  31,  1995,  COMPARED  TO  YEAR  ENDED DECEMBER 31, 1996

Total  Net  Revenues

     Total finance revenues increased from $25.2 million in 1995 to $29.0 million in 1996, an increase of $3.8 million, or 15.1%. The increase was due primarily to an increase in interest and discount revenue as a result of an increase in the volume of Contracts purchased from Third-Party Dealers as well as the volume of Contracts originated by Company Dealerships. Total finance revenues are expected to be lower in 1997 than in 1996 due to the Company's decision to close operations and to sell substantially all of its Contracts Receivable in certain geographic areas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     Interest and discount revenues were $23.6 million in 1995 compared to $27.0 million in 1996, an increase of $3.4 million, or 14.2%. The increase was primarily due to a higher average level of Contracts Receivable in 1996 than in 1995, partially offset by a lower average yield on Contracts accepted by the Company in 1996 compared to 1995. Average Contracts Receivable for 1995 was $100.1 million as compared to $123.5 million for 1996, an increase of 23.4%. The higher average level of Contracts Receivable in 1996 compared to 1995 was the result of Contracts Receivable growing rapidly during 1995 while remaining relatively level during 1996 due to funding constraints experienced by the Company.

The average yield on Contracts Receivable in 1995 was 23.4% compared to 21.8% in 1996. The decrease was due primarily to the Company's decision during 1995 to enter into agreements with its Third-Party Dealers to apply the difference, if any, between the Contract interest rate and the rate determined by the Company as necessary to produce a satisfactory return on the Contract, to a dealer participation reserve against which losses can be charged.

     Ancillary products revenues were $1.0 million in 1995, compared to $1.6 million in 1996, an increase of $520,000, or 50.4%. The increase was due primarily to increased sales of a warranty program and the introduction in 1996 of a Visa credit card which was marketed in conjunction with a motor club program on a stand-alone basis as well as in connection with the acquisition and origination of Contracts, partially offset by decreases in revenues from both the Gap product and credit life and disability insurance.

     Other revenue decreased from $561,000 in 1995 to $493,000 in 1996, a decrease of $68,000, or 12.1%. The decrease was primarily due to a reduction in training fees charged to Third-Party Dealers in 1996 compared to 1995, partially offset by the reversal in 1996 of a special reserve for losses on receivables from a Third-Party Dealer as a result of the reduction of amounts owed to the Company by that Third-Party Dealer. Effective December 31, 1995, the training fee was discontinued. Beginning January 1, 1996, a $35 per contract processing fee was instituted, which is deferred and amortized into income over the estimated average life of the Contracts. The previous training fee, charged for new dealers in a $2,500 lump sum or $100 per contract for the first 35 contracts, was recognized as income upon receipt.

     Sales of purchased and trade vehicles increased from $3.1 million in 1995 to $8.1 million in 1996, an increase of $5.0 million, or 161.8%. The increase was due to an increase in the number of purchased and trade vehicles sold as a result of an increase in the number of Company Dealerships from seven as of December 31, 1995 to 14 as of December 31, 1996.

     Cost of sales of purchased and trade vehicles increased from $2.9 million in 1995 to $6.7 million in 1996, an increase of $3.8 million, or 130.6%. The gross margin percentage (defined as the difference between sales and cost of sales, divided by sales) increased from 5.8% in 1995 to 17.0% in 1996, due to a number of factors, including the decision to actively market purchased and trade inventory at the Company Dealerships in 1996 and the increased number of purchased and trade vehicles available for sale at each Company Dealership.

     Other revenue generated by the Company Dealerships increased from $229,000 in 1995 to $567,000 in 1996, an increase of $338,000, or 147.2%.
This increase was due primarily to the introduction of the motor club program at the Company Dealerships during 1996.

     As a result of the foregoing, total net revenues increased from $25.6 million in 1995 to $31.0 million in 1996, an increase of $5.3 million, or 20.8%.


Expenses

     Interest expense increased from $6.4 million in 1995 to $9.1 million in 1996, an increase of $2.7 million or 42.3%. The increase was due to higher average borrowings in 1996 under the Company's revolving line of credit necessary to fund higher average Contracts Receivable, as well as higher average borrowings in 1996 under the bank line of credit necessary to fund higher average repossessions and purchased and trade inventory. Total average borrowings were $67.2 million in 1995, compared to $98.9 million in 1996, an increase of $31.7 million, or 47.2%. The Company's total average interest rate was 9.0% for both 1995 and 1996. Although the spread over one-month LIBOR rate on the Company's revolving line of credit increased from 3.00% as of December 31, 1995 to 3.75% as of December 31, 1996, the average one-month LIBOR rate decreased from 5.83% as of December 31, 1995 to 5.40% as of December 31, 1996. The interest rate on the bank line of credit was 8.25% (the bank's prime rate) from the date the loan was made through December 31, 1996.

     Salaries and employee benefits increased from $5.2 million in 1995 to $8.8 million in 1996, an increase of $3.6 million, or 70.6%. This increase was due to: (i) an increase in the number of employees associated with the Company Dealerships as a result of an increase in the number of Company
Dealerships in operation from seven as of December 31, 1995 to 14 as of December 31, 1996, and (ii) additional management personnel added during 1996 as part of the Company's stated objective of building infrastructure to support future growth, partially offset by a reduction in the number of branch offices operated by the Company from 13 as of December 31, 1995 to 10 as of December 31, 1996. The number of full time equivalent employees increased from 300 as of December 31, 1995 to 360 as of December 31, 1996.

     Marketing costs increased from $507,000 in 1995 to $1.5 million in 1996, an increase of $1.0 million, or 201.8%. The increase was due primarily to increased advertising associated with the higher number of Company Dealerships.

     The provision for credit losses increased from $6.9 million in 1995, to $11.5 million in 1996, an increase of $4.6 million, or 67.1%. The increase was due to (i) higher than anticipated net charge-offs in 1996 compared to 1995; (ii) an increase in amounts provided for Contracts originated by the Company Dealerships in 1996 compared to 1995, and (iii) amounts provided in 1996 related to the Company's fourth quarter initiative to dispose of approximately 30% of its repossession inventory through wholesale channels.

     The higher than anticipated net charge-offs were due to an industry-wide increase in delinquencies and charge-offs as well as to the lingering effects in 1996 of problems encountered by the Company in 1995 related to: (i) a difficult computer conversion; (ii) exceptions made by certain personnel to the Company's credit guidelines, and (iii) the Company's delay in detecting non-compliance with the guidelines as a result of the conversion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for further discussion.

     The portion of the provision for credit losses related to Contracts originated by the Company Dealerships was $856,000 in 1995 compared to $2.3 million in 1996. As there is no discount associated with the origination of Contracts by the Company Dealerships, in order to develop a reserve for possible future credit losses, a charge directly to earnings is required. The increase in 1996 compared to 1995 was due to an increase in the volume of Contracts originated by the Company Dealerships from $4.9 million in 1995 to $14.8 million in 1996.

     Until the third quarter of 1996, it had been the Company's policy to maximize recoveries from its repossessed vehicles by selling the majority of the vehicles at retail through the Company Dealerships. It became apparent in the third quarter of 1996 that the Company Dealerships would not be able to quickly dispose of the vehicles repossessed earlier in 1996. In order to more quickly realize the value of that inventory and use the funds to purchase new Contracts, an initiative was undertaken to dispose of approximately 30% of the vehicle inventory through wholesale channels before the end of 1996. While this method achieved a more rapid disposition of the inventory, it reduced proceeds from sale. A loss provision was recorded which reflected the reduced amount recovered from repossession inventory that was disposed of through wholesale channels. Commencing in early 1997, the Company decided to begin selling substantially all of the vehicles it repossesses in connection with delinquent Contracts at auctions.

     System conversion loss was $1.5 million in 1995 compared to nil in 1996. In 1995, the Company recorded this one-time loss in connection with its inability to reconcile loan balances per its Contracts Receivable subsidiary ledger to the accounting records. The Company has experienced no further problems with reconciling these balances since completion of the conversion in late 1995.

     Other expense increased from $3.9 million in 1995, to $7.2 million in 1996, an increase of $3.2 million, or 81.6%. This increase was due to a number of factors, including: (i) increased rent and depreciation expense associated with the new corporate headquarters building and the opening of seven new Company Dealerships during 1996; (ii) the increased monthly charges for the computer system used by the Company to track its Contracts Receivable, and (iii) increased telephone, supply and insurance expenses related to the Company's new headquarters facility and the new Company Dealerships.

     As a result of the foregoing factors, the Company's income (loss) before taxes decreased from $1.2 million in 1995 to $(7.2) million in 1996.


Income  Taxes

     Income tax (benefit) was $(1.5) million for 1995 compared to $1.9 million for 1996. In conjunction with the initial public offering of its shares, the Company terminated its S Corporation status, and as a result, became subject to federal and state corporate income taxation from April 10, 1995, forward. The 1995 tax benefit was the result of recording a $2.3 million deferred tax asset, consisting of differences in the timing of recognition of Contract Receivable losses and other temporary differences, offset by a $770,000 current tax provision. Included in the $2.3 million deferred tax asset recorded in 1995 is $1.3 million which represents the net deferred tax assets for the cumulative temporary differences between financial reporting and tax reporting as of April 10, 1995, the date the Company terminated its S Corporation election.

     The income tax expense of $1.9 million in 1996 was the result of recording a $2.4 million deferred tax asset and a $345,000 current tax benefit, the total of which was more than offset by a $4.7 million valuation allowance for net deferred tax assets. The $2.4 million deferred tax asset consisted primarily of the Company's net operating loss carry forward.

     The valuation allowance recorded for the deferred tax asset in 1996 was based on management's assessment of the realizability of the deferred tax asset. Based on that assessment, the Company decided to fully reserve for the deferred tax asset in 1996. In future periods, management will review the valuation allowance in light of the then current situation. To the extent the Company generates taxable income in such future periods, and the decision is made to reduce the valuation reserve, it would have the effect of reducing recorded tax expense.

     The 1996 income tax expense represents an effective tax rate of 26.7%, which differs from the statutory federal income tax rate of (34.0)%. The difference is due to a 65.0% effect of the change in the valuation allowance for net deferred tax assets, offset in part by a (4.3)% effect relating to state taxes and other items.




YEAR  ENDED  DECEMBER  31,  1994,  COMPARED  TO  YEAR  ENDED DECEMBER 31, 1995

Total  Net  Revenues

     Total net revenues increased from $10.6 million in 1994 to $25.6 million in 1995, an increase of $15.0 million, or 142.9%. The increase was due primarily to an increase in interest and discount revenues resulting from an increase in the volume of Contracts purchased from Third-Party Dealers as well as the volume of Contracts originated by Company Dealerships, partially offset by lower average yields on the Contracts accepted by the Company. The higher volume of Contracts accepted by the Company was due to entry by the Company into new geographic markets, as well as increasing its presence in existing markets. As of December 31, 1995, the Company had Contracts Receivable of $129.9 million, a 109.0% increase over Contracts Receivable of $62.1 million as of December 31, 1994.

The average yield on Contracts Receivable in 1994 was 24.5% compared to 23.4% for 1995. The decrease was due primarily to the Company's decision to enter into agreements with its Third-Party Dealers to apply the difference, if any, between the Contract interest rate and the rate determined by the Company as necessary to produce a satisfactory return on the Contract, to a dealer participation reserve against which losses can be charged.

     Ancillary products revenues were $627,000 in 1994, compared to $1.0 million in 1995, an increase of $406,000, or 64.7%. The increase was due primarily to the wide acceptance by Third-Party Dealers of a warranty program introduced late in 1994.

     Other revenues increased from $329,000 in 1994 to $561,000 in 1995, an increase of $232,000, or 70.5%. The increase was due primarily to an increase in the training fees charged to Dealers during 1995.

     Sales of purchased and trade vehicles was $3.1 million in 1995 and nil for 1994, as the Company Dealerships sold only vehicles which had been repossessed in connection with delinquent Contracts in 1994. Cost of sales of purchased and trade vehicles was $2.9 million in 1995 and nil for 1994 as the Company Dealerships did not sell purchased and trade vehicles until 1995. The gross margin percentage (defined as the difference between sales and cost of sales, divided by sales) was 5.8% in 1995. Other revenue generated by the Company Dealerships was $229,000 in 1995, which consisted primarily of sales of a warranty program introduced at the Company Dealerships in 1995.


Expenses

     Interest expense increased from $2.8 million in 1994 to $6.4 million in 1995, an increase of $3.6 million, or 129.5%. The increase was due to higher average borrowings in 1995 under the Company's revolving line of credit to fund the higher volume of Contracts purchased. The average borrowings under the line were $34.8 million in 1994, compared to $67.2 million in 1995. Also contributing to the increase in interest expense was the higher interest rate environment in 1995, partially offset by a reduction on July 1, 1994, in the margin over 30 day average LIBOR paid by the Company from 5.0% to 3.0%. The Company's average borrowing cost was 8.0% in 1994, compared to 9.0% in 1995.

     Salaries and employee benefits increased from $1.8 million in 1994 to $5.2 million in 1995, an increase of $3.4 million, or 188.9%. This increase was primarily due to an increase in full time equivalent employees from 119 as of December 31, 1994, to 300 as of December 31, 1995. The increase in employees was primarily attributable to the development and staffing of the Company's network of branch offices and Company Dealerships.

     Marketing costs increased from $182,000 in 1994 to $507,000 in 1995, representing 1.7% of total revenue in 1994 compared to 2.0% in 1995, as the Company sought to establish itself in its new markets. The increase was due primarily to increased advertising for the Company Dealerships and to a lesser extent, to an increase in the number of salespeople employed by the Company from 18 as of December 31, 1994, to 20 as of December 31, 1995.

The provision for credit losses increased from $104,000 in 1994, to $6.9 million in 1995, an increase of $6.8 million. In 1994, the provision for credit losses consisted entirely of amounts provided for Contracts originated at the Company Dealerships. As there is no discount associated with these contracts, in order to develop a reserve for possible future credit losses, a charge directly to earnings was required. In 1995, however, $6.0 million of the provision was to restore the allowance and discount available for credit losses on Contracts acquired from third Party Dealers to a level deemed appropriate by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     The one-time system conversion loss of $1.5 million in 1995 arose in connection with the systems conversion described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." Upon completion of the conversion late in the fourth quarter of 1995, the Company was unable to reconcile the loan balance per the Contracts Receivable computer system to its accounting records, and, accordingly, recorded an adjustment to reduce the balance of Contracts Receivable by $1.5 million to bring it into agreement with the Contracts Receivable subsidiary ledger.
Since completion of the conversion, the Company has reconciled Contracts Receivable monthly.

     Other expense increased from $1.5 million in 1994, to $4.0 million in 1995, an increase of $2.5 million, or 170.6%. The increase was due to a number of factors, including: (i) increased repossession costs associated with the Company's higher Contracts Receivable in 1995 compared to 1994, and with the higher incidence of repossessions in 1995 as compared to prior years, as previously discussed; (ii) increased costs to obtain credit bureau reports on applicants associated with the Company's higher volume of Contracts purchased in 1995; (iii) increased rent and depreciation expense due to opening and equipping eight branch offices and five Company Dealerships in 1995 and (iv) monthly usage charges incurred in 1995 for the new computer system used by the Company to track its Contracts Receivable.

     As a result of the foregoing factors, pre-tax net income in 1995 was $1.2 million, a decrease of $3.0 million, or 71.8%, from $4.2 million in 1994.


Income  Taxes

     Income tax expense was nil in 1994, because, since its inception, the Company had been an S Corporation. In conjunction with the initial public offering of its shares, the Company terminated its S Corporation status, and as a result, became subject to federal and state corporate income taxation from April 10, 1995, forward. For the year ended December 31, 1995, an income tax benefit of $1.5 million was recorded. This tax benefit was the result of recording a $2.3 million deferred tax asset, consisting of differences in the timing of recognition of Contract Receivable losses and other temporary differences, offset by a $770,000 current tax provision. Included in the $2.3 million deferred tax asset recorded in 1995 is $1.3 million which represents the net deferred tax assets for the cumulative temporary differences between financial reporting and tax reporting as of April 10, 1995, the date the Company terminated its S Corporation election.


CREDIT  LOSSES  AND  DELINQUENCIES

     Information on the Company's charge-off rate, total available for credit losses and delinquency ratio is presented below.


                                                          1996    1995    1994
                                                         ------  ------  ------
Net charge-offs to monthly average
     Contracts Receivable                                24.73%  14.19%   8.58%
Delinquency ratio (1)                                     1.82%   3.60%   1.03%
Allocated portion of total available for credit losses
     as a percentage of Contracts Receivable (2):
          Held for sale                                   7.69%    ---     ---
          Held for investment                            13.25%  16.46%  14.20%

(1) Contracts Receivable, gross relating to Contracts which were contractually past due 60 days or more, as a percentage of total Contracts Receivable, gross as of the end of the period indicated.

(2) Total available for credit losses is defined as the sum of allowance and discount available for credit losses and dealer participation reserves.



     The increase in the Company's net charge-off rate from 14.19% in 1995 to 24.73% in 1996 is attributable to an industry-wide increase in delinquencies and charge-offs as well as to the lingering effects in 1996 of problems encountered by the Company in 1995 related to: (i) a difficult computer conversion; (ii) exceptions made by certain personnel to the Company's credit guidelines, and (iii) the Company's delay in detecting non-compliance with the guidelines as a result of the conversion. In addition, the Company experienced an expected increase in charge-offs associated with its decision to dispose of approximately 30% of its repossession inventory through wholesale channels during the fourth quarter of 1996.

     The delinquency ratio was 3.60% as of year end 1995, compared to 1.82% as of year end 1996. The ratio was particularly high at year end 1995 due to difficulties experienced in properly collecting accounts as a result of the computer conversion completed in the fourth quarter of 1995.

     The allocated portion of total available for credit losses as a percentage of Contracts Receivable held for sale was 7.69% as of year end 1996. In connection with the planned sale of a portion of the Company's portfolio of Contracts in 1997, the total available for credit losses has been allocated to Contracts Receivable held for sale based on completed sales and bids received. It is reasonably possible that a material change to this estimate could occur in the near term due to changes in the economy and other conditions beyond the Company's control that influence the amount realized on the anticipated sales. See "Management's Discussion and Analysis - Liquidity and Capital Resources".

     The allocated portion of total available for credit losses as a percentage of Contracts Receivable held for investment declined from 16.46% as of year end 1995 to 13.22% as of year end 1996. The 1996 allowance level, which reflects management's estimates of inherent credit losses, is based on historical loss experience, current economic conditions, operating policies and practices and other appropriate considerations. The decline in the allowance level in 1996 compared to 1995 is based on a number of factors taken into consideration by management, including: (i) the increase in the median number of months which Contracts have been on the books from 8.9 as of year end 1995 to 14.3 as of year end 1996; (ii) the reduction in the delinquency rate during 1996 from higher levels at year end 1995, and (iii) the completed and planned sales of portions of the Company's portfolio of Contracts primarily in outlying areas not considered to be the Company's core operations. The Company has historically experienced significantly higher delinquency and charge-off rates at certain of these branch offices.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's principal need for capital is to fund Contract acquisitions from Third-Party Dealers. Cash used for this purpose decreased from $95.3 million in 1995 to $76.7 million in 1996. The primary reason for the decrease was the Company's inability to obtain access to additional lines of credit. In 1996, the Company funded its Contract purchases with borrowings under a revolving line of credit (the "Line") with General Electric Capital Corporation ("GE Capital"), cash payments received from obligors and cash generated from operations. The Line permitted the Company to borrow up to the lesser of $100.0 million or 84% of the principal balance of Contracts Receivable, subject to certain limitations. Borrowings under the Line were $94.2 million as of year end 1995 and $94.0 million as of year end 1996. As discussed below, the terms of the Line in effect as of year end 1996 were amended and restated on April 11, 1997.

     The Company's secondary need for capital is to fund Repossession Inventory and Purchased and Trade Inventory (together, "Inventory"). As of year end 1995, Inventory was $6.0 million compared to $10.1 million as of year end 1996. During 1996, the Company obtained a $4.5 million bank line of credit. In 1996, the Company funded Inventory with borrowings under the bank line of credit, cash generated by the sale of Inventory which was not financed by the Company and cash generated from operations.

     During the fourth quarter of 1996, as a result of higher than anticipated charge-offs, the Company began to experience tightening liquidity. Charge-offs have the effect of reducing Contracts Receivable, and therefore reducing permitted borrowings under the Line, without generating cash to repay borrowings under the Line. As a result of tightening liquidity and the Company's unprofitable operating results in the third and fourth quarter of 1996, GE Capital, the Company's primary lender, began to exert pressure on the Company to reduce borrowings under the line. As a result of such concerns, the Company took a number of actions during the fourth quarter of 1996 and through April 1997 to deal with this situation as outlined below.

     The Company reduced the volume of Contracts acquired from Third-Party Dealers. This reduction limited the need for cash to make advances to Third-Party Dealers and was accomplished by a further tightening of the Company's credit guidelines.

     The  Company  sold  Contracts  Receivable in a manner consistent with its
business  strategy  of  exiting  certain  markets.   Substantially all of the
Company's Contracts Receivable in Missouri, Michigan, Virginia, Illinois and Arizona have been sold. Of the $54.9 million in Contracts Receivable classified as of year end 1996 as held for sale, 75.0% have been sold to date.
 On December 2, 1996, the Company sold Contracts Receivable for 100.0% of contract balance of $2.6 million. On January 7, 1997, the Company sold Contracts Receivable for 102.0% of contract balance of $1.6 million. On February 19, 1997, the Company sold Contracts Receivable for 90.8% of contract balance of $14.5 million. On April 8, 1997, the Company sold Contracts Receivable for 92.7% of contract balance of $24.7 million. No material gain or loss was recorded in connection with these sales. Proceeds from the sales were used to reduce borrowings under the Line. Because the sale proceeds were in excess of the amounts borrowed against these Contracts under the Line, additional liquidity was created for the Company. The Company is exploring alternatives with several prospective buyers regarding the 25.0% of Contracts Receivable classified as held for sale as of year end 1996 which to date have not been sold.

     The Company borrowed money from certain principal stockholders and their relatives in the form of unsecured demand notes bearing interest at 12.00%. As of year end 1996, $1.0 million was outstanding under these notes. An additional $2.3 million was subsequently borrowed, bringing the total to $3.3 million to date. Proceeds were used by the Company to repay borrowings under the Line and to fund the acquisition of purchased and trade inventory.

     On April 11, 1997, the Company issued $10.0 million of 12.00% convertible subordinated notes to an affiliate of Conseco, Inc. ("Conseco") in exchange for cash. On the same date, the Company also issued $3.3 million of such notes to certain principal stockholders of the Company and their relatives in exchange for a like amount of 12.00% unsecured demand notes held by them. The two issues of notes have identical terms. The notes require payments of interest only at 12.00%, mature on the third anniversary of issuance, and are unsecured. The conversion feature is subject to approval by shareholders at the Company's 1997 annual meeting. Subject to such approval, the notes are convertible at any time while they are outstanding into common stock of the Company at a conversion price of $3.00 per share. In conjunction with the issuance of the convertible subordinated debt, the Company, Conseco and certain of the Company's principal stockholders entered into an agreement whereby the principal stockholders will vote in favor of the election of two of Conseco's director nominees and Conseco will vote all of its voting shares in favor of the election of one of the principal shareholders' Director nominees. In addition, in the event that Conseco makes a tender offer to all of the Company's shareholders, the principal shareholders shall, under certain circumstances including the acceptance of 25% of the issued and outstanding shares of Common Stock not held by the principal shareholders and a minimum tender offer price, tender a quantity of shares of common stock so that the principal shareholders' ownership will be less than 20% of the issued and outstanding shares of common stock, including shares to be issued under the convertible subordinated notes, of the Company upon the completion of the tender offer. Conseco also shall appoint one person to act in an operations capacity for the Company. Cash proceeds from issuance of the notes of $10 million were used to repay borrowings under the Line.

     Finally, the Company's decision at the end of the third quarter of 1996 to dispose of a significant portion of its repossession inventory through wholesale channels provided cash during the fourth quarter of 1996 and in 1997 to help provide additional liquidity.

     As a result of the reduction in the volume of contracts acquired from Third-Party Dealers, the sale of a portion of the Company's portfolio of Contracts Receivable, the $3.3 million borrowed from certain principal stockholders, the issuance of the $10.0 million convertible subordinated debt and the wholesaling of repossession inventory, all as described above, borrowings under the Line were reduced from $94.0 million as of year end 1996 to approximately $43.0 million as of April 14, 1997.

     Also on April 11, 1997, the Company entered into an Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement ("Restated Agreement") with GE Capital. Under the terms of the Restated Agreement, the Company is permitted to borrow up to the lesser of $70.0 million or 78% of Contracts Receivable (the "New Line"), subject to certain limitations. The Restated Agreement includes a number of financial and operating covenants including a prohibition on the payment of dividends and the requirement that any new branch offices to be opened by the Company be approved in advance by GE Capital. The interest rate on the New Line is one-month LIBOR plus 4.50%. A $350,000 line fee was paid to GE Capital in connection with the New Line. The Restated Agreement waived all defaults which had existed under the previous agreement between the Company and GE Capital.

     Maximum permitted borrowings under the New Line of $70.0 million are in excess of actual borrowings as of April 14, 1997 of approximately $43.0 million. The Company believes that the difference of approximately $27.0 million gives the Company adequate available lines of credit to implement its business strategy through the end of 1997. Furthermore, the Company believes that it has sufficient liquidity to acquire Contracts and purchased and trade automobile inventory, as well as to meet its daily operating requirements both at present and through the end of 1997. Under the New Line, and based on its portfolio of Contracts Receivable, the Company has approximately $9.5 million of borrowing availability as of April 14, 1997.

     The bank line of credit permits the Company to borrow up to the lesser of $4.5 million or 50% of the value, as defined, of eligible Inventory, and has an interest rate equal to the bank's prime rate. Borrowings under the bank line of credit, whose term expires April 30, 1997, were $4.5 million as of year end 1996.


The Company has begun exploring alternatives for replacing the $4.5 million bank line of credit whose term expires April 30, 1997. No assurances can be given that the Company will be successful in this effort. If the bank line of credit is not renewed by the lender, and assuming no other arrangements have been put in place, borrowings under the bank line of credit could be repaid from borrowing availability under the New Line described above. The Company's strategy is to acquire and originate Contracts consistent with maximum permitted indebtedness under the New Line. The Company is evaluating various alternative funding strategies including additional lines of credit and securitization which would permit additional growth in the Company's portfolio of Contracts Receivable. However, no assurance can be given that the Company will be successful in this effort.

     The Company expects approximately $500,000 of capital spending in 1997 which consists of (i) a predictive dialing computer system to increase collection efficiency, (ii) new signs for the Company Dealerships and (iii) other equipment needs associated with the Company's plans to expand its network of Company Dealerships.




IMPACT  OF  INFLATION

     Increases in the inflation rate generally result in increased interest rates and increases in the Company's operating expenses. As the Company borrows funds at a variable rate and generally purchases Contracts bearing interest at the maximum rates permitted by law, increased interest rates will increase the borrowing costs of the Company, and such increased borrowing costs may not be offset by increases in the rates with respect to Contracts purchased in most states in which the Company operates.

     During 1996, the Company entered into an interest rate protection agreement ("Cap") which limits the Company's exposure to increases in the LIBOR rate. The Cap is for a notional principal amount of $50.0 million and effectively limits the interest rate on $50.0 million of the Company's revolving line of credit to a maximum of 11.25% as of December 31, 1996.



FORWARD  LOOKING  INFORMATION

     This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial
performance.    Such  forward-looking  statements  include  statements  about borrowings under the Restated Agreement, the Company's ability to purchase Contracts in the future, the Company's financial ability to maintain or replace its financing sources, the Company's continued expansion of Company Dealerships and other factors indicated by the words "believes", "plans", "expects" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties, including risks and uncertainties outside the Company's control, that could cause actual results to differ materially from historical or anticipated results. Some of these risks include, but are not limited to, general economic conditions, the Company's ability to maintain its underwriting policies and guidelines and the Company's ability to open additional Company Dealerships and to operate them on a profitable basis.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


REPORT  OF  INDEPENDENT  AUDITORS

Shareholders  and  Board  of  Directors
General  Acceptance  Corporation


     We have audited the accompanying balance sheets of General Acceptance Corporation as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Acceptance Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December
31,  1996,  in  conformity  with  generally  accepted  accounting  principles.





                                                  /s/  Ernst  &  Young  LLP









Indianapolis,  Indiana
April  11,  1997


                            General Acceptance Corporation

                                    Balance Sheets




                                                           DECEMBER 31
                                                           -------------
                                                                   1996           1995
                                                           -------------  -------------
ASSETS
Contracts receivable (Notes 2, 4 and 10):
     Held for investment                                   $ 62,263,129   $129,867,380
     Held for sale                                           54,868,173            ---
                                                            117,131,302    129,867,380
Allowance and discount available for credit losses          (10,611,268)   (19,512,815)
                                                           -------------  -------------
Contracts receivable, net                                   106,520,034    110,354,565

Cash and cash equivalents                                     1,683,429        557,206
Repossessions (Note 4)                                        7,534,045      5,223,623
Purchased and trade automobile inventory (Note 4)             2,518,069        811,820
Property and equipment, net (Notes 3 and 4)                   2,539,135      1,672,475
Other assets                                                  2,282,654      1,200,137
Taxes receivable                                                568,908      2,300,475
Deferred tax asset (Note 6)                                         ---      2,260,000
Total assets                                               $123,646,274   $124,380,301
                                                           =============  =============

LIABILITIES
Debt (Notes 4, 8 and 10):
     Revolving line of credit                              $ 93,977,001   $ 94,165,243
     Bank line of credit                                      4,500,000            ---
     Note payable to related party                            1,000,000            ---
                                                           -------------  -------------
Total debt                                                   99,477,001     94,165,243
Accounts payable and accrued expenses                         4,650,695      1,605,484
Dealer participation reserves available
    for credit losses (Note 2)                                1,855,223      1,865,681
Total liabilities                                           105,982,919     97,636,408

STOCKHOLDERS' EQUITY (NOTE 5)
Preferred stock; no par value; authorized
     shares - 5,000,000; no shares issued or outstanding            ---            ---
Common stock; no par value;
     authorized shares - 25,000,000;
     issued and outstanding shares - 6,022,000               29,792,573     29,792,573
Retained earnings (deficit) (Note 4)                        (12,129,218)    (3,048,680)
                                                           -------------  -------------
Total stockholders' equity                                   17,663,355     26,743,893
                                                           -------------  -------------
Total liabilities and stockholders' equity                 $123,646,274   $124,380,301
                                                           =============  =============

See  accompanying  notes.


                                 General Acceptance Corporation

                                    Statements of Operations



                                            YEARS ENDED DECEMBER 31
                                            -------------------------
                                                                1996          1995          1994
                                            -------------------------  ------------  -----------
Finance revenues:
     Interest and discount                  $             26,986,564   $23,637,854   $ 9,598,816
     Ancillary products                                    1,553,152     1,033,017       627,343
     Other                                                   493,386       561,121       329,054
                                            -------------------------  ------------  -----------
Total finance revenues                                    29,033,102    25,231,992    10,555,213

Net dealership revenues:
     Sale of purchased and trade vehicles                  8,054,515     3,077,035           ---
     Cost of sales                                        (6,686,692)   (2,899,703)          ---
     Other                                                   567,361       229,471           ---
Total net dealership revenues                              1,935,184       406,803           ---
                                            -------------------------  ------------  -----------

Total net revenues                                        30,968,286    25,638,795    10,555,213

Expenses:
     Interest                                              9,083,824     6,381,909     2,780,975
     Salaries and employee benefits                        8,804,958     5,160,223     1,785,973
     Marketing                                             1,529,646       506,875       181,511
     Provision for credit losses                          11,525,252     6,897,843       104,000
     System conversion loss                                      ---     1,539,219           ---
     Other                                                 7,190,144     3,958,298     1,462,642
Total expenses                                            38,133,824    24,444,367     6,315,101
                                            -------------------------  ------------  -----------
Income (loss) before income tax                           (7,165,538)    1,194,428     4,240,112
Income tax (benefit) (Note 6)                              1,915,000    (1,490,000)          ---
Net income (loss)                           $             (9,080,538)  $ 2,684,428   $ 4,240,112
                                            =========================  ============  ===========


                                            UNAUDITED
                                            -------------------------
                                            HISTORICAL                 PRO FORMA     PRO FORMA
                                            -------------------------  ------------  -----------
Income (loss) before income tax             $             (7,165,538)  $ 1,194,428   $ 4,240,112
Income tax                                                 1,915,000       477,771     1,696,045
                                                                                     -----------
Net income (loss)                           $             (9,080,538)  $   716,657   $ 2,544,067
                                            =========================                ===========

Net income (loss) per share                 $                  (1.51)  $       .13   $       .57
                                            =========================                ===========

Weighted average shares outstanding                        6,022,000     5,638,966     4,461,961
                                            =========================  ============  ===========

See  accompanying  notes.


                              General Acceptance Corporation

                       Statements of Changes in Stockholders' Equity


                                                               RETAINED EARNINGS (DEFICIT)
                                   COMMON SHARES  COMMON
                                                  STOCK
                                                  -----------


Balance, January 1, 1994               4,064,000  $     2,000  $                 1,806,446
S Corporation distributions                  ---          ---                   (2,320,000)
Net income                                   ---          ---                    4,240,112
                                   -------------  -----------  ----------------------------
Balance, December 31, 1994             4,064,000        2,000                    3,726,558

S Corporation distributions                  ---          ---                   (9,459,666)
Issuance of common stock               1,955,000   29,739,573                          ---
Value of stock issued as director
   compensation                            3,000       51,000                          ---
Net income                                   ---          ---                    2,684,428
Balance, December 31, 1995             6,022,000   29,792,573                   (3,048,680)

Net loss                                     ---          ---                   (9,080,538)
                                   -------------  -----------  ----------------------------

Balance, December 31, 1996             6,022,000  $29,792,573  $               (12,129,218)
                                   =============  ===========  ============================


See  accompanying  notes


                                          General Acceptance Corporation

                                             Statements of Cash Flows


                                                           YEARS ENDED DECEMBER 31
                                                           -------------------------
                                                                               1996           1995           1994
                                                           -------------------------  -------------  -------------
OPERATING ACTIVITIES
Net income (loss)                                          $             (9,080,538)  $  2,684,428   $  4,240,112
Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation of property and equipment                            664,436        332,396        125,070
          Amortization of deferred discount and
               acquisition costs                                            190,439       (560,099)      (629,136)
          Provision for credit losses                                    11,525,252      6,897,843        104,000
          Deferred taxes                                                  2,260,000     (2,260,000)           ---
          Changes in operating assets and liabilities:
                Increase in other assets and taxes
                     receivable                                             649,050     (2,833,792)      (714,888)
                Increase in accounts payable and accrued
                     expenses                                             3,045,211        198,110      1,302,284
Net cash provided by operating activities                                 9,253,850      4,458,886      4,427,442

INVESTING ACTIVITIES
Cost of acquiring or originating contracts receivable                   (76,652,991)   (95,321,449)   (50,347,393)
Principal collected on contracts receivable                              64,744,702     29,421,227     15,447,119
Notes receivable from affiliates                                                ---            ---        300,000
Purchases of property and equipment                                      (1,531,096)    (1,406,288)      (548,331)
Net cash used in investing activities                                   (13,439,385)   (67,306,510)   (35,148,605)


FINANCING ACTIVITIES
Borrowing on revolving line of credit                                   100,000,711    121,935,938     56,649,676
Repayments of revolving line of credit                                 (100,188,953)   (76,158,202)   (24,418,304)
Borrowing on bank line of credit                                          4,500,000            ---            ---
Borrowings on notes payable to related parties                            1,500,000            ---      1,131,161
Repayment of notes payable to related parties                              (500,000)    (2,956,998)       (27,000)
Proceeds from issuance of Common Stock                                          ---     29,739,573            ---
Dividends paid                                                                  ---     (9,459,666)    (2,320,000)
Net cash provided by financing activities                                 5,311,758     63,100,645     31,015,533
                                                           -------------------------  -------------  -------------

Net increase in cash and cash equivalents                                 1,126,223        253,021        294,370
Cash and cash equivalents at beginning of year                              557,206        304,185          9,815
Cash and cash equivalents at end of year                   $              1,683,429   $    557,206   $    304,185
                                                           =========================  =============  =============

See  accompanying  notes.

                        General Acceptance Corporation
                        Notes to Financial Statements
                              December 31, 1996


1.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION  AND  BUSINESS

     General Acceptance Corporation ("Company"), was incorporated in 1988, under laws of the State of Indiana. Until April 10, 1995, it operated as a closely held corporation subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended ("S Corporation"). The Company is principally engaged in servicing high credit risk installment sales contracts (primarily collateralized by used automobiles) purchased from automobile dealers and originated by the Company in connection with the sale of
automobiles.    During  1994,  the  Company  commenced  operating  automobile dealerships for the purpose of selling automobiles repossessed from customers and, in 1995, began also selling automobiles acquired at auctions.

     In 1995, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an offering of 1,955,000 shares of Common Stock. This offering represented approximately 32% ownership of the Company. Net proceeds of the offering of $29,739,573 were used for the distribution of S Corporation earnings to existing stockholders (including amounts to repay indebtedness incurred for this purpose), repayment of notes payable to related parties and repayment of a portion of the revolving line of credit.


REVENUE  RECOGNITION

     Interest income from contracts receivable is recognized using the interest method. A portion of the discount arising from purchases of contracts receivable is intended to absorb anticipated credit losses (see discussion below). The remainder (deferred discount), if any, is accreted to income using a method approximating the interest method over 24 months, which is estimated by management to be the average life of the related contracts based upon prepayment and early termination experience. Late charges are recognized as income when received.

     Accrual of interest income continues until contracts are collected in full, become 90 days contractually delinquent, or are charged off (as discussed below) consistent with practices generally applied by consumer finance companies.

     The Company defers certain costs associated with the origination or acquisition of contracts receivable. Deferred origination/acquisition costs are amortized to interest and discount income using a method approximating the interest method over 24 months which is estimated by management to be the average life of the related receivables based upon prepayment and early termination experience.

     Insurance commissions from the sale of credit life and credit disability insurance are recognized as revenue using the interest method over 24 months, the estimated average life of the related contracts receivable as discussed above.

     Revenue from the sale of purchased and trade vehicles is recognized upon delivery and signing of sales contracts.

1.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)



CREDIT  LOSSES

     The Company purchases contracts receivable from dealers at a significant discount pursuant to a financing program that bases the discount on, among other things, the credit risk of the borrower and the amount to be financed in relation to the automobile's wholesale value. To a significantly lesser extent, the Company originates contracts receivable, primarily as a result of sales from its sales lots. For contracts purchased, any discount anticipated as necessary to absorb credit losses is allocated to discount available for credit losses, against which future credit losses will be charged. The remaining portion of the discount, if any, is deferred and accreted to income
as  discussed  above.    Also,  for  contracts  purchased,  an  allowance  is
established by charging a provision for credit losses against earnings to the extent discount thereon and dealer participation reserves are not adequate to absorb anticipated losses. For contracts receivable that the Company originates, an allowance for credit losses is established by charging a provision for credit losses against earnings. The dealer participation reserves (see discussion below) are also available to absorb credit losses for certain contracts. The combined allowance, discount and dealer participation reserves available for credit losses are maintained at an amount considered by management adequate to absorb estimated credited losses inherent in the contracts receivables portfolio. Management's estimate of inherent credit losses is based on historical loss experience, current economic conditions, operating policies and practices and other appropriate considerations.

     It is the Company's policy to initially charge credit losses on purchased contracts receivable and related repossessions against the dealer participation reserves, to the extent available, then against discount available for credit losses and then against the allowance for credit losses. Credit losses on originated contracts receivable are charged to the allowance
for  credit  losses.    For  contracts  collateralized  by  automobiles,  the
automobile is generally repossessed prior to the contract becoming 90 days contractually delinquent. At the time of repossession, the automobile is recorded as an asset at estimated wholesale market value and any contract amount in excess of wholesale market value is charged off. The initial charge off is then adjusted for actual loss based on sales proceeds, net of the costs incurred in taking, storing, and disposing of the automobile. Any subsequent recovery of amounts charged off is restored to the discount available for credit losses or allowance for credit losses, as applicable. It is the Company's policy to charge off contracts no later than the last day of the month in which they become 120 days contractually past due. Exceptions are made to the 120-day charge-off policy when, in the opinion of management, such treatment is warranted.


CONTRACTS  RECEIVABLE  HELD  FOR  SALE

     Contracts receivable are classified on the balance sheets in accordance with the Company's intention to sell certain contracts receivable in 1997, and to hold others for investment. Contracts held for sale net of related allowance and discount available for credit losses are carried at the lower of cost or fair value.


PURCHASED  AND  TRADE  AUTOMOBILE  INVENTORY

     Purchased and trade automobile inventory is recorded at the lower of cost
or  market  value.    The  cost of sales of purchased and trade automobiles is
determined  by  the  specific  identification  method.

1.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)



PROPERTY  AND  EQUIPMENT

     Property and equipment is recorded at cost, net of depreciation. Depreciation expense is computed using the straight-line method over each asset's estimated useful life, generally three to seven years.


DEALER  PARTICIPATION  RESERVES  AVAILABLE  FOR  CREDIT  LOSSES

     As part of the Company's financing of contracts receivable, commencing in mid-1995, agreements were entered into with dealers whereby dealer participation reserves were established to protect the Company from potential losses associated with such contracts. Pursuant to the agreements, a liability is recorded for the difference, if any, between the contract interest rate and the rate determined by the Company as necessary to produce a satisfactory return on the Contract. Losses incurred by the Company are charged first against the dealer participation reserves, to the extent available, for the applicable dealer. Unused dealer participation reserves, as defined in the agreement, are remitted to the respective dealers. Prior to 1995, the Company had agreements to establish holdbacks from dealers. Like dealer participation reserves, these dealer holdbacks are available to charge losses against, and if unused, are refundable to dealers.


CASH  EQUIVALENTS

     The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.


INTEREST  RATE  PROTECTION  AGREEMENTS

     The Company has entered into an interest rate cap agreement to limit its exposure to rising interest rates on its revolving line of credit. The strike price exceeded the current market level at the time it was entered into and its net cost is included in interest expense ratably during the life of the agreement. Payments to be received as a result of the cap agreement are accrued as a decrease to interest expense. The total of fees and interest differential received as a result of entering into this agreement was not significant.

     The fair value of interest rate protection agreements is not recognized in the balance sheet.


SHARE  AND  PER  SHARE  INFORMATION

     On July 1, 1994, the Company increased its authorized shares of Common Stock to 25 million, authorized five million shares of Preferred Stock and authorized a stock split of 4,500 to 1. During the first quarter of 1995, the Company effected two reverse stock splits resulting in 4,064,000 shares outstanding. All share and per share amounts have been adjusted to reflect these splits. Because the Company previously operated as a closely held S Corporation, historical net income per share data is not meaningful for 1995 and 1994 and therefore is not presented.
1.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


INCOME  TAXES

     The Company, with the consent of its stockholders, elected under the Internal Revenue Code, beginning June 1, 1988, to be treated as an S Corporation for federal income tax purposes until April 9, 1995. In lieu of corporation income taxes, the stockholders of the S Corporation were taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements prior to 1995.

     The Company was required to adopt the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on April 10, 1995, upon termination of its S Corporation election. This Statement requires the recognition of deferred tax assets and liabilities based on differences between financial reporting and tax basis of assets and liabilities measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The cumulative effect of adopting the Statement on April 10, 1995, was to increase 1995 net income by $1,300,000.

STOCK  BASED  COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.


ADVERTISING  EXPENSES

     Advertising and promotion expenses are charged to operations as incurred. The Company incurred advertising expenses of $1,162,000, $131,000 and $23,000 during  1996,  1995  and  1994,  respectively.


USE  OF  ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

1.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)



PRO  FORMA  DISCLOSURES

     The pro forma adjustment for income taxes for 1994 and 1995 was computed at an effective combined federal and state tax rate of 40% to recognize income taxes as if the Company had not been an S Corporation. The pro forma weighted average shares for these periods represent actual weighted average shares of common stock and dilutive common stock equivalent shares outstanding during each period increased by the number of shares whose proceeds were used to fund undistributed S Corporation earnings. Common stock equivalents represents outstanding stock options.

     Supplemental pro forma net income per share is computed by dividing supplemental net income by the sum of pro forma weighted average shares and the number of shares that would have been sold at the beginning of the period to cover the costs of the initial public offering, repay notes payable to related parties and repay borrowings under the Company's revolving line of credit. Supplemental net income represents pro forma net income increased by an assumed reduction in interest expense, net of the related tax benefit, as though common stock proceeds had been available at the beginning of the period to reduce debt. Supplemental pro forma net income per share for 1995 is $.17.


RECLASSIFICATIONS

     Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

2.    CONTRACTS  RECEIVABLE

     Contracts receivable generally have terms of 24 to 48 months and do not exceed 60 months. At December 31, 1996, substantially all of the contracts receivable balances outstanding were collateralized by automobiles. In late 1996, the Company determined that it would exit certain markets in which it had previously acquired contracts receivable, and sell the contracts receivable in those markets during 1997. Accordingly, the majority of the contracts receivable in Missouri, Illinois, Arizona and Virginia, along with contracts receivable in several other states, are classified as "held for sale". The Company intends to remain active in a number of states, with concentrations in Indiana, Ohio and Florida. These contracts receivable are classified as "held for investment". The following is a summary of the Company's total contracts receivable.


                                                    DECEMBER 31,
                                                    --------------
                                                             1996           1995
                                                    --------------  -------------
Contractually scheduled payments                    $ 146,744,916   $166,340,561
Add (deduct):
     Unearned interest income                         (30,006,489)   (36,920,628)
     Accrued interest income                              354,333        298,059
     Unearned insurance commissions                       (29,820)      (128,718)
     Deferred acquisition costs                            68,362        278,106
                                                    --------------  -------------
Contracts receivable                                  117,131,302    129,867,380
Allowance and discount available for credit losses    (10,611,268)   (19,512,815)
Contracts receivable, net                           $ 106,520,034   $110,354,565
                                                    ==============  =============


As of December 31, 1996, contractual maturities of contracts receivable were as follows:


1997                 $ 58,437,956
1998                   47,067,786
1999                   27,136,140
2000                   11,625,010
2001 and thereafter     2,478,024
                     ------------
                     $146,744,916
                     ============


     It is the Company's experience that a substantial portion of the portfolio generally is prepaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.

     Changes in the components of amounts available for credit losses were as follows:


                                                        DEALER PARTICIPATION RESERVES
                              ALLOWANCE AND DISCOUNT
                                                                                         TOTAL
                                                                                         -------------

Balance at January 1, 1994    $             1,098,491   $                    1,957,693   $  3,056,184
Additions                                   8,956,071                          173,913      9,129,984
Charge-offs, net                           (1,942,296)                      (1,423,609)    (3,365,905)
                              ------------------------  -------------------------------  -------------
Balance at December 31, 1994                8,112,266                          707,997      8,820,263

Additions                                  22,172,739                        4,582,165     26,754,904
Charge-offs, net                          (10,772,190)                      (3,424,481)   (14,196,671)
Balance at December 31, 1995               19,512,815                        1,865,681     21,378,496

Additions                                  17,422,011                        4,211,284     21,633,295
Charge-offs, net                          (26,323,558)                      (4,221,742)   (30,545,300)
                              ------------------------  -------------------------------  -------------
Balance at December 31, 1996  $            10,611,268   $                    1,855,223   $ 12,466,491
                              ========================  ===============================  =============


     At December 31, 1996, the amounts available for credit losses included $4,218,000 allocated to contracts receivable held for sale. This allocation was based on completed sales and on bids received and was intended to reduce the carrying amount of these contracts receivable to fair value. To the extent that the allocation was based on bids received, it is reasonably possible that a material change to this estimate could occur in the near term due to changes in the economy and other conditions that influence the amount realized on the anticipated sales.


3.          PROPERTY  AND  EQUIPMENT

     The  following  is  a  summary  of  the Company's property and equipment:


                                                DECEMBER 31
                                                -------------
                                                        1996         1995
                                                -------------  -----------
Automobiles                                     $    559,695   $  674,671
Furniture, fixtures and leasehold improvements       743,077      394,288
Office and computer equipment                      1,920,053      919,793
Shop equipment                                       278,412      181,032
                                                -------------  -----------
                                                   3,501,237    2,169,784
Accumulated depreciation                            (962,102)    (497,309)
                                                $  2,539,135   $1,672,475
                                                =============  ===========

     The Company leases its corporate office building from the Company's president and leases its branch facilities and sales lots from related parties (i.e. three sales lots) and third parties pursuant to non-cancelable operating leases expiring from 1997 through 2016. Future minimum lease payments pursuant to these leases total approximately: 1997, $1,381,000; 1998, $1,178,000; 1999, $783,000; 2000, $508,000; 2001, $437,000; 2002 and
thereafter,  $8,388,000.



4.    DEBT

REVOLVING  LINE  OF  CREDIT  (SEE  NOTE  10)

     On April 11, 1997, the Company entered into a modification of its revolving line of credit agreement ("Agreement"). The modified Agreement provides for an extension of the maturity of the line to January 1, 1998, and for a reduction in the maximum permitted indebtedness under the line from $100 million to $70 million. Borrowings are further limited to no more than 78% of eligible contracts receivable. The Agreement includes certain restrictive covenants and prohibits the Company's payment of dividends. The revolving line of credit is collateralized by substantially all of the assets of the Company. The Company is required to remit all cash receipts from contracts receivable to the lender. These cash receipts are first applied to accrued interest and the remainder to principal. Interest is accrued daily at the average 30-day London Interbank Offered Rate (LIBOR) for the previous month plus a stated percentage. The rate was LIBOR plus 3.75% at December 31, 1996, and increased to LIBOR plus 4.00% effective January 16, 1997, and to LIBOR plus 4.50% effective April 11, 1997. The revolving line of credit has an annual commitment fee of .53%. The interest rate on the revolving line of credit was 9.15% and 8.83% as of December 31, 1996 and 1995, respectively.



BANK  LINE  OF  CREDIT

     The Company's bank line of credit debt as of December 31, 1996 is pursuant to an agreement that permits the Company to borrow up to the lesser of $4.5 million or 50% of the value, as defined, of eligible repossessions and purchased and trade automobile inventory. The term of the line expires April 30, 1997. Interest is charged monthly at the bank's prime rate, which at December 31, 1996, was 8.25%.


NOTE  PAYABLE  TO  RELATED  PARTY

     The Company borrowed $1.0 million from a stockholder during 1996 on an unsecured basis. This note was exchanged for convertible subordinated debt on April 11, 1997, as further explained in Note 10. The interest rate on the note was 12.00%.


INTEREST  RATE  PROTECTION  AGREEMENTS

     The Company entered into an interest rate protection agreement ("Cap"), which limits the Company's exposure on its revolving line of credit to increases in the LIBOR rate. The strike price of this agreement exceeded the current market levels at the time it was entered into. The Cap is for a notional principal amount of $50 million and effectively limits the interest rate on $50 million of the Company's revolving line of credit to a maximum of
11.25%.      The  Cap  expires  in  October  1997.

     The Cap subjects the Company to the risk that the counter-party may fail to perform under the terms of the agreement. The Company does not expect the counter-party to fail to meet its obligation; however, non-performance would not have a material impact on the results of operations or financial position.


INTEREST  PAID

Interest paid under all debt arrangements was approximately $9,113,000, $6,312,000 and $2,781,000 in 1996, 1995 and 1994, respectively.


5.    STOCK  OPTION  PLANS

On July 1, 1994, the Company adopted the General Acceptance Corporation Employee Stock Option Plan ("Employee Plan") and the General Acceptance Corporation Outside Director Stock Option Plan ("Outside Director Plan," and collectively with the Employee Plan, the "Plans"). The Plans were amended and restated in their entirety on February 9, 1995.

A total of 600,000 shares of Common Stock are reserved for issuance upon exercise of options to be granted under the Plans. The total number of shares of Common Stock with respect to which options may be granted is 500,000 and 100,000 under the Employee Plan and the Outside Director Plan, respectively.

     Options granted pursuant to the Employee Plan may be incentive stock options ("ISOs') that meet the requirements of Section 422 of the Internal
Revenue Code of 1986, as amended (the "Code") or nonqualified stock options ("NQSOs") that do not meet the requirements of Section 422 of the Code. The exercise price of an ISO or an NQSO will not be less than the fair market value per share of the Common Stock on the date of the grant in all cases other than for ISOs granted to holders of 10% or more of the Company's outstanding Common Stock ("10% Stockholders"). The exercise price of ISOs granted to 10% Stockholders will not be less than 110% of fair market value. The aggregate fair market value of the Common Stock for which any participant may be granted ISOs first exercisable in any year may not exceed $100,000. ISOs and NQSOs granted under the Employee Plan will become exercisable in increments of from one-half at each of the first two anniversaries of the date of grant to one-fifth at each of the first five anniversaries of the date of grant, and will remain exercisable for a term of not more than ten years (five years, in the case of ISOs issued to 10% Stockholders), as determined by a committee of the Board of Directors.

     Pursuant  to  the  Outside  Director Plan, each non-employee director was automatically granted options to purchase 5,000 shares of Common Stock, upon completion of the offering. On each anniversary of the effective date of the plan in February 1995, each non-employee director will be automatically granted options to purchase 5,000 additional shares. However, no director may receive any option if, upon exercise of such option, such individual would own 10% or more of the shares of Common Stock outstanding. The exercise price for shares issuable pursuant to options granted after 1995 will be the fair market value (as determined under the terms of the plan) at the effective date of the grant. Options granted under the Outside Director Plan are exercisable in one-third increments on the date of grant and the first and second anniversary thereof and expire ten years after grant.

     Both plans provide for the automatic acceleration of the exercisability of option grants upon a "change in control." A "change in control" includes:
(i) a change in ownership of a least 50% of the Company's outstanding voting stock; (ii) a change in the composition of a majority of the Board; or (iii) entering into an agreement for sale of all or substantially all of the Company's assets.

     Other terms, including when and how long an option under the Employee Plan is exercisable, are determined by a committee of the Board of Directors, in the case of the Employee Plan, or the employee directors of the Company, in the case of the Outside Director Plan.

     Information  on  stock  options  is  shown  in  the  following  table.


                                                                        WEIGHTED AVERAGE EXERCISE PRICE
                              SHARES OUTSTANDING   SHARES EXERCISABLE
                              -------------------  -------------------
Balance at December 31, 1994                 ---                  ---   $                            ---
Granted                                  156,250                  ---                              18.92
Became exercisable                           ---                5,001                              17.00
Canceled                                 (18,250)                 ---                              17.00
Balance at December 31, 1995             138,000                5,001                              19.17
Granted                                  291,750                  ---                              10.77
Became exercisable                           ---               41,735                              17.30
Canceled                                (150,000)              (1,967)                             14.31
                              -------------------  -------------------  --------------------------------
Balance at December 31, 1996             279,750               44,769   $                          13.04
                              ===================  ===================  ================================


     The weighted-average fair value of options granted was $5.95 and $12.12 for 1996 and 1995, respectively. Exercise prices for options outstanding as of December 31, 1996, ranged from $7.25 to $27.00. The weighted average remaining contractual life of those options was 8.8 years.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.7% in both years, a dividend yield of nil, volatility factors of the expected market price of the Company's common stock of .7 and 1.1, and a weighted-average expected life of the option of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                               1996       1995
                                        ------------  --------
Pro forma net income (loss)             $(9,677,850)  $430,885
Pro forma net income (loss) per share         (1.61)       .08


     Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, pro forma net income and net income per share for 1995 and 1996 are not representative of the effects on reported amounts for future years.



6.    INCOME  TAXES

     Significant  components of the provision for income taxes are as follows:


YEARS ENDED DECEMBER 31
                                  1996          1995
                           ------------  ------------
Current:
     Federal               $  (569,000)  $   620,000
     State                     224,000       150,000
                           ------------  ------------
                              (345,000)      770,000
Deferred:
     Federal                (1,920,000)   (1,910,000)
     State                    (480,000)     (350,000)
     Change in valuation
          allowance          4,660,000           ---
                             2,260,000    (2,260,000)
                                         ------------
Income tax (benefit)       $ 1,915,000   $(1,490,000)
                           ============  ============


     Included in the 1995 deferred income tax credit of $2,260,000 is a deferred tax credit of $1,300,000 which represents the net deferred tax assets for the cumulative temporary differences between financial reporting and tax reporting as of April 10, 1995, the date the Company terminated its S Corporation election.

     The provision for income taxes as shown on the statement of operations differs from amounts computed by applying the statutory federal income tax rate of 34% to income before taxes as follows:



YEARS ENDED DECEMBER 31
                                                                    1996      1995
                                                                  -------  --------
Federal income tax expense (benefit) computed at statutory rate   (34.0)%     34.0%
Change in valuation allowance                                       65.0       ---
S Corporation earnings                                               ---     (48.4)
Net deferred tax assets recorded upon termination
     of S Corporation                                                ---    (108.9)
State taxes, net of federal tax effect                              (2.4)     (1.5)
Other                                                               (1.9)      ---
                                                                  -------  --------
Income tax (benefit)                                                26.7%  (124.8)%
                                                                  =======  ========


     The components of the Company's net deferred tax asset as of December 31 are as follows:


                                                   1996         1995
                                            ------------  ----------
Recognition of contracts receivable losses  $ 1,253,000   $2,110,000
Net operating loss carryforward               3,353,000          ---
Other                                            54,000      150,000
                                            ------------  ----------
Total deferred tax assets                     4,660,000    2,260,000
Valuation allowance                          (4,660,000)         ---
Net deferred tax asset                      $       ---   $2,260,000
                                            ============  ==========


     At December 31, 1996, the Company had net operating loss carryforwards of approximately $8,383,000 for income tax purposes that expire in 2011.

     The Company received net income tax refunds of approximately $2,077,000 during 1996 and made income tax payments of approximately $3,093,000 during 1995.

     The unaudited pro forma provisions for income taxes of $477,771 and $1,696,045 for 1995 and 1994, respectively, represent income taxes on the Company's income as if it had been taxed each period at an effective tax rate of 40%.

7.    FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The fair values disclosed below are based on estimates when quoted market prices are not available. These fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The fair value amounts presented can be misinterpreted, and care should be exercised in drawing conclusions from such data. The carrying amounts and estimated fair values of the Company's financial instruments as of December 31 are as follows.


1996                                           1995
---------------------------                    ----
                             CARRYING AMOUNT                       CARRYING AMOUNT
                                                     FAIR VALUE                      FAIR VALUE
                                                     ------------                    ------------
ASSETS
     Contracts receivable,
          net                $    106,520,034        $106,520,034  $    110,345,565  $110,354,565
     Cash and cash
          equivalents               1,683,429           1,683,429           557,206       557,206
LIABILITIES
     Revolving line of
          credit                   93,977,001          93,977,001        94,165,243    94,165,243
     Bank line of credit            4,500,000           4,500,000               ---           ---
     Note payable to
          related party             1,000,000           1,000,000               ---           ---
     Accounts payable
          and accrued
          expenses                  4,650,695           4,650,695         1,605,484     1,605,484
OFF-BALANCE SHEET
     FINANCIAL
     INSTRUMENTS
          Interest rate cap            12,000                 ---               ---           ---




VALUATION  METHODOLOGIES  AND  ASSUMPTIONS

     The following methods and assumptions were used in estimating the fair value of the Company's financial instruments.

Contracts  Receivable

     The fair value of net contracts receivable is estimated to approximate carrying amount less allowance and discount available for credit losses, since the contracts are of relatively short average remaining life and are at approximately current market rates of interest.


Cash  and  Cash  Equivalents

     The carrying amount reported in the balance sheet for cash and cash equivalents approximate their fair values.

7.    FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (CONTINUED)


Revolving  Line  of  Credit  and  Bank  Line  of  Credit

     Because the interest rate on the Company's revolving line of credit and bank line of credit are tied to floating market rates, the carrying amounts reported in the balance sheet approximate fair value.


Note  Payable  to  Related  Party

     Because the note payable to related party is payable upon demand, the carrying amount reported in the balance sheet approximates the fair value.


Accounts  Payable  and  Accrued  Expenses

     The carrying amount of accounts payable and accrued expenses approximates the fair value.


Interest  Rate  Cap

     Fair value for the interest rate cap is based on estimates obtained from the individual counter-party of the cost or benefit of terminating the cap at the balance sheet date.



8.    RELATED  PARTY  TRANSACTIONS

     The Company, in the ordinary course of business, purchases contracts receivable from automobile dealerships controlled by certain of the Company's management stockholders. Total cash disbursed to these dealerships for the purchase of contracts receivable was approximately $788,000, $576,000 and $1,079,000 in 1996, 1995 and 1994, respectively. The Company has also purchased automobiles from these automobile dealerships. These purchases totaled approximately $115,000, $272,000 and $323,000 for 1996, 1995 and 1994,
respectively.

     Certain stockholders and relatives have made working capital loans to the Company (see Note 4). Interest paid to these stockholders and relatives pursuant to these notes payable amounted to approximately $34,000, $80,000 and $223,000 during 1996, 1995 and 1994, respectively.

     Dealer participation reserves of approximately $0 and $146,000 as of December 31, 1996, and 1995, respectively, were the result of contracts purchased by the Company from dealerships owned by certain management stockholders of the Company. It is possible that some or all of these participation reserves may eventually be paid to these dealerships, depending upon the loss experience of the contracts receivable purchased.

     The Company has made payments to a management stockholder or entities owned in part by certain management stockholders for leases of real estate, automobile storage and automobile body work. Payments made for these services were approximately $622,000, $151,000 and $158,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company is obligated under non-cancelable leases with related parties, expiring through 2016, to make future minimum lease payments as follows: 1997, $484,000; 1998, $488,000; 1999, $478,000; 2000, $395,000; 2001,
$380,000; 2002 and thereafter, $8,388,000. Rent expense incurred pursuant to these leases was $340,000, $74,000 and $24,000 in 1996, 1995 and 1994,
respectively.

     Prior to March 1995, certain management stockholders of the Company were also stockholders of an insurance company for which the Company acts as agent when selling credit related insurance products.



9.    CONTINGENT  LIABILITIES

     The Company is a party to various lawsuits and proceedings arising in the ordinary course of business. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will have no material adverse effect on the Company's consolidated results of operations and financial position.



10.    SUBSEQUENT  EVENTS

     As of December 31, 1996, the Company continued to operate pursuant to the terms of a forbearance agreement that temporarily waived certain covenant violations of its $100 million revolving line of credit agreement. Also, at that date renewal or extension of the line of credit agreement was uncertain and that uncertainty presented a potential liquidity and funding problem for the Company. After December 31, 1996, the Company completed the actions described below to address its liquidity and funding needs for 1997.

     As discussed in Note 2, in late 1996 the Company decided to exit certain markets and focus on its better performing markets. Accordingly, in 1997 it commenced selling the contracts receivable that had been acquired in the certain markets and also commenced closing operations in those markets. On January 7, 1997, the Company sold contracts receivable for 102.0% of contract balance of $1,569,000. On February 19, 1997, the Company sold contracts receivable for 90.8% of contract balance of $14,504,000. On April 8, 1997, the Company sold contracts receivable for 92.7% of contracts balance of $24,669,000. No material gain or loss was recorded by the Company in connection with these sales.

     On April 11, 1997, the Company issued $13.3 million of convertible subordinated debt. Of this amount, $10.0 million was issued to an affiliate of Conseco in exchange for cash. The remaining $3.3 million was issued to certain stockholders and relatives in exchange for a like amount of unsecured debt of the Company ($2.3 million of which was issued between January 1, 1997 and April 11, 1997) held by them. The debt is convertible at any time into approximately 4,417,000 shares of stock, has an interest rate of 12.00%, and matures in April 2000.

     The Company entered into a modification of its revolving line of credit agreement on April 11, 1997, concurrently with the issuance of the convertible
subordinated  debt  described  above.    (See  Note  4).

     In early 1997 the Company decided to discontinue maintaining an auto repossession inventory for sale at its sales lots. Instead it began disposing of all repossessions more quickly primarily at auto auctions. This change is intended to accelerate the conversion of repossessions to cash and earning assets.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information contained under the caption "Matters to Come Before the Meeting" in the Company's Proxy Statement for the 1997 Annual Meeting is incorporated herein by reference.



ITEM  11.          EXECUTIVE  COMPENSATION

     Information contained under the caption "Compensation of Executive Officers" in the Company's Proxy Statement is incorporated herein by reference.



ITEM  12.          SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
                     MANAGEMENT

     Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is incorporated herein by reference.



ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information contained under the caption "Certain Relationships and Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM  14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                     8-K


(a)       (1)     The following financial statements of the Company and Report of  Independent  Auditors  are
                       included  in  Item  8:

          Report  of  Independent  Auditors

     Financial  Statements:

Balance  Sheets  as  of  December  31,  1996  and  1995
Statements of Operations for the years ended December 31, 1996, 1995 and 1994 Statements of Stockholder's Equity for the years ended December 31, 1996, 1995 and 1994
Statements  of Cash Flows for the years ended December 31, 1996, 1995 and 1994

     Notes  to  Financial  Statements

     (2)        The following financial statement schedules of the Company are included  in  Item  14(d):

          The schedules for which provision is made in the applicable accounting regulation of the
Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

     (3)          Listing  of  Exhibits

     The  exhibits  filed  in  response  to  Item  601  of  Regulation S-K are listed in the Index to Exhibits on pages 47 through 49.

(b) The Company was not required to file a current report on Form 8-K during the quarter ended
                       December 31, 1996, and none were filed during that period.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1997.

                                                GENERAL ACCEPTANCE CORPORATION

     by:              /s/    Malvin  L.  Algood
                                                       Malvin  L.  Algood
                                                       Chairman  of  the Board
and
                                                       Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on April 15, 1997, on behalf of the Registrant and in the capacities indicated.

          Signature                                                  Title




        /s/    Malvin  L.  Algood
     Malvin L. Algood                                   Chairman of the Board,
                                                  Chief  Executive Officer and
                                                  Director
                                                       (Principal  Executive
Officer)
        /s/    Russell  E.  Algood
     Russell  E.  Algood                                      President, Chief
Operating
                                                       Officer  and  Director

        /s/    Martin  C.  Bozarth
     Martin  C.  Bozarth                                       Chief Financial
Officer
                                                       (Principal  Financial
Officer)

        /s/    David  L.  Musgrave
     David  L. Musgrave                                   Corporate Controller
                                                       (Principal  Accounting
Officer)

        /s/    Rollin  M.  Dick
     Rollin  M.  Dick                                                 Director


        /s/    Eugene  L.  Henderson
     Eugene  L.  Henderson                                            Director


        /s/    Donald  E.  Brown
     Donald  E.  Brown                                                Director



                                                                           PAGE NUMBER IN SEQUENTIAL NUMBERING
                                                                           SYSTEM
EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------------------------------------------------
3.1      Amended and Restated Articles of Incorporation of General
         Acceptance Corporation (incorporated by reference to Exhibit
         3.1   in the Company's Form S-1 Registration Statement, File
         No. 33-89520)
3.2      Bylaws of General Acceptance Corporation (incorporated by
         reference to Exhibit 3.2 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
4.1      See Exhibits 3.1 and 3.2
4.2      Specimen Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.2 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
4.3      Registration Rights Agreement, dated April 11, 1997, between
         Capitol American Life Insurance Company and General
         Acceptance Corporation
9.1      Stockholders' Agreement, dated April 11, 1997, between
         Capitol American Life Insurance Company and General
         Acceptance Corporation
10.21    Lease, dated May 16, 1994, between M. L. Algood, Janet Algood and Russell E. Algood and General Acceptance Corporation
         (incorporated by reference to Exhibit 19.21 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.23    Lease, dated October 31, 1994, between M. L. Algood, Janet
         Algood and General Acceptance Corporation (incorporated by reference to Exhibit 10.23 in the Company's Form S-1
         Registration Statement, File No. 33-89520)
10.27    Forms of Dealer Retail Agreement and Amendment to Dealer
         Retail Agreement (incorporated by reference to Exhibit 10.27 in the Company's Form S-1 Registration Statement, File No.
                                                                33-89520)
10.31    Dealer Agreement, dated January 2, 1994, between Algood
         Chevrolet, Oldsmobile, Pontiac, Inc. and General Acceptance
         Corporation  (incorporated by reference to Exhibit 10.31 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                   89520)
10.34    General Acceptance Corporation Employee Stock Option Plan
         (incorporated by reference to Exhibit 10.34 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)
10.35    General Acceptance Corporation Outside Director Stock Option
         Plan  (incorporated by reference to Exhibit 10.35 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                   89520)
10.36    Form of Tax Indemnification Agreement, dated as of ____, 1995, by General Acceptance Corporation and Malvin L. Algood,
         Russell E. Algood, Shirley A. Cook and John G. Algood,
         (incorporated by reference to Exhibit 10.36 in the Company's
         Form S-1 Registration Statement, File No. 33-89520)


                                                                           PAGE NUMBER IN SEQUENTIAL NUMBERING
                                                                           SYSTEM
EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------------------------------------------------
10.38    Agreement, dated September 6, 1994, between Norwest Financial
         Information Services Group, Inc. and General Acceptance
         Corporation  (incorporated by reference to Exhibit 10.38 in the
         Company's Form S-1 Registration Statement, File No. 33-
                                                                   89520)
10.40    Letter confirmation of warranty program between Wynn's and
         General Acceptance Corporation  (incorporated by reference to
         Exhibit 10.40 in the Company's Form S-1 Registration
         Statement, File No. 33-89520)
10.66    Revolving Loan & Security Agreement, dated August 27, 1996, between Fifth Third Bank of Central Indiana and General
         Acceptance Corporation (incorporated by reference to Exhibit
         10.66   in the Company's Form 10-Q for the quarter ended
         September 30, 1996)
10.67    Promissory Note, dated October 15, 1996, payable to Malvin L.
         Algood by General Acceptance Corporation (incorporated by
         reference to Exhibit 10.67 in the Company's Form 10-Q for
         the quarter ended September 30, 1996)
10.69    Guaranty, dated November 14, 1996, between General Electric
         Capital Corporation and General Acceptance Corporation
         Reinsurance Limited
10.70    Promissory Note, dated January 3, 1997, payable to Janet Algood by General Acceptance Corporation
10.71    Promissory Note, dated January 6, 1997, payable to John G.
         Algood by General Acceptance Corporation
10.72    Promissory Note, dated March 6, 1997, payable to Russell E.
         Algood by General Acceptance Corporation
10.73    Securities Purchase Agreement, dated April 11, 1997, between
         Capitol American Life Insurance Company and General
         Acceptance Corporation
10.74    12% Subordinated Convertible Note, dated April 11, 1997,
         payable by General Acceptance Corporation to Capitol
         American Life Insurance Company
10.75    Employment Agreement and Agreement Not to Compete, dated
         April 11, 1997, between Malvin L. Algood and General
         Acceptance Corporation
10.76    Employment Agreement and Agreement Not to Compete, dated
         April 11, 1997, between Russell E. Algood and General
         Acceptance Corporation
10.77    12% Subordinated Convertible Note, dated April 11, 1997,
         payable by General Acceptance Corporation to Malvin L.
         Algood
10.78    12% Subordinated Convertible Note, dated April 11, 1997,
         payable by General Acceptance Corporation to Russell E.
         Algood


                                                                           PAGE NUMBER IN SEQUENTIAL NUMBERING
                                                                           SYSTEM
EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------------------------------------------------
10.79    12% Subordinated Convertible Note, dated April 11, 1997,
         payable by General Acceptance Corporation to John G.
         Algood
10.80    12% Subordinated Convertible Note, dated April 11, 1997,
         payable by General Acceptance Corporation to Janet Algood
10.81    Amended and Restated Motor Vehicle Installment Contract Loan
         and Security Agreement, dated April 11, 1997, between
         General Electric Capital Corporation and General Acceptance
         Corporation
11.1     Statement Re: Computation of Per Share Earnings
21.1     Subsidiaries of Registrant
27.0     Financial Data Schedule