Form 10-Q
period 1997-03-31
GENERAL ACCEPTANCE CORP /IN/
filed 1997-05-15
CIK 937965

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q

Commission  File  Number:          0-25760


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
     Quarterly  Period  ended  March  31,  1997.

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

     Common Stock, no par value, 25,000,000 shares authorized, 6,022,000 shares issued and outstanding as of March 31, 1997.

                                  FORM 10-Q

                              TABLE OF CONTENTS





                                                                                                   Page
                                                                                                   ----
PART I      Financial Information                                                                     3

Item 1.     Financial Statements                                                                      3

            Consolidated Balance Sheets                                                               3

            Consolidated Statements of Operations                                                     4

            Consolidated Statements of Cash Flows                                                     5

            Notes to Consolidated Financial Statements                                                6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                      8

            Revenues                                                                                  9

            Expenses                                                                                 10

            Liquidity and Capital Resources                                                          11

            Forward-Looking Statements                                                               15

PART II.    Other Information                                                                        16

Item 1.     Legal Proceedings                                                                        16

Item 2.     Changes In Securities                                                                    16

Item 3.     Defaults Upon Senior Securities                                                          16

Item 4.     Submission of Matters to a Vote of Security Holders                                      16

Item 5.     Other Information                                                                        16

Item 6.     Exhibits and Reports on Form 8-K                                                         16

Signatures                                                                                           17

PART  I

ITEM  1.          FINANCIAL  STATEMENTS

                                 General Acceptance Corporation
                                  Consolidated Balance Sheets


                                                           MARCH 31, 1997    DECEMBER 31, 1996
                                                           ----------------  -------------------
                                                                (UNAUDITED)             (NOTE 1)
ASSETS
Contracts receivable:
     Held for investment                                   $    61,279,013   $       62,263,129
     Held for sale                                              34,951,540		 54,868,173
                                                                ----------   -------------------
                                                                96,230,553          117,131,302
Allowance and discount available for credit losses              (9,877,766)         (10,611,268)
                                                           ----------------  -------------------
Contracts receivable, net                                       86,352,787          106,520,034

Cash and cash equivalents                                        1,859,756            1,683,429
Repossessions                                                    2,782,217            7,534,045
Purchased and trade automobile inventory                         5,112,126            2,518,069
Property and equipment, net                                      2,393,409            2,539,135
Taxes receivable                                                   452,825              568,908
Other assets                                                     1,484,360            2,282,654
                                                                 ---------            ---------
Total assets                                               $   100,437,480   $      123,646,274
                                                           ================  ===================

LIABILITIES
Debt:
     Revolving line of credit                              $    74,878,686   $       93,977,001
     Bank line of credit                                         4,500,000            4,500,000
     Notes payable to related parties                            3,305,000            1,000,000
                                                           ----------------  -------------------
Total debt                                                      82,683,686           99,477,001

Accounts payable and accrued expenses                            6,339,146            4,650,695
Dealer participation reserves available
         for credit losses                                       1,495,420            1,855,223
                                                                 ---------            ---------
Total liabilities                                               90,518,252          105,982,919

STOCKHOLDERS' EQUITY
Preferred stock; no par value; authorized
     shares - 5,000,000; no shares issued or outstanding               ---                  ---
Common stock; no par value;
     authorized shares - 25,000,000;
     issued and outstanding shares - 6,022,000                  29,792,573           29,792,573
Retained earnings (deficit)                                    (19,873,345)         (12,129,218)
                                                           ----------------  -------------------
Total stockholders' equity                                       9,919,228           17,663,355
                                                           ----------------  -------------------
Total liabilities and stockholders' equity                 $   100,437,480   $      123,646,274
                                                           ================  ===================

  See  accompanying  notes.

                        General Acceptance Corporation

                    Consolidated Statements of Operations
                                 (Unaudited)



THREE MONTHS ENDED MARCH 31,
------------------------------------------
                                                   1997         1996
                                            ------------  -----------
Finance revenues:
     Interest and discount                  $ 5,291,869   $6,736,994
            Ancillary products                   87,391      248,395
     Other                                       89,355      198,962
                                            ------------  -----------
Total finance revenues                        5,468,615    7,184,351


Net dealership revenues:
     Sale of purchased and trade vehicles     5,417,422      863,607
     Cost of sales                           (5,107,035)    (655,242)
     Other                                      204,032      134,954
                                             -----------    --------
Total net dealership revenues                   514,419      343,319
                                            ------------  -----------

Total net revenues                            5,983,034    7,527,670

Expenses:
     Interest                                 2,203,354    2,148,430
     Salaries and employee benefits           2,086,419    2,282,212
     Marketing                                  589,808      177,214
     Provision for credit losses              6,363,808    1,233,503
     Other                                    2,483,772    1,313,902
                                            -----------   -----------
Total expenses                               13,727,161    7,155,261
                                            ------------  -----------
Income (loss) before income tax              (7,744,127)     372,409
Income tax                                          ---      148,964
                                            ------------  ----------
Net income (loss)                           $(7,744,127)  $  223,445
                                            ============  ===========

Net income (loss) per share                 $     (1.28)  $      .04
                                            ============  ===========

Weighted average shares outstanding           6,042,069    6,022,000
                                            ============  ===========

  See  accompanying  notes.

                        General Acceptance Corporation

                                  Consolidated Statements of Cash Flows
                                               (Unaudited)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------
                                                                    1997                            1996
                                                            -------------  ------------------------------
OPERATING ACTIVITIES
Net income (loss)                                           $ (7,744,127)  $                     223,445
Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
          Depreciation of property and equipment                 183,170                         140,732
          Amortization of deferred costs and revenues,
               net                                                73,975                         169,139
          Provision for credit losses                          6,363,808                       1,233,503
          Changes in operating assets and liabilities:
                Increase in other assets and
                     taxes receivable                            914,377                      (1,027,642)
                Increase in accounts payable
                     and accrued expenses                      1,688,451                        (292,481)
                Increase in purchased and trade inventory     (2,594,057)                       (260,731)
                                                            -------------  ------------------------------
Net cash (used in) provided by operating activities           (1,114,403)                        185,965

INVESTING ACTIVITIES
Cost of acquiring or originating contracts receivable         (7,992,012)                    (17,885,411)
Principal collected on contracts receivable                   11,266,961                      15,096,356
Proceeds from sales of contracts receivable                   14,846,540                             ---
Purchases of property and equipment                              (37,444)                       (352,603)
                                                              ----------                      -----------
Net cash provided by (used in) investing activities           18,084,045                      (3,141,658)


FINANCING ACTIVITIES
Borrowings on revolving line of credit                        12,362,633                      25,268,122
Repayments of revolving line of credit                       (31,460,948)                    (22,185,896)
Borrowings on bank line                                        1,000,000                             ---
Repayments of bank line                                       (1,000,000)                            ---
Borrowings on notes payable to related parties                 2,305,000                             ---
                                                            -------------                      ----------
Net cash (used in) provided by financing activities          (16,793,315)                      3,082,226
                                                            -------------  ------------------------------

Net increase in cash and cash equivalents                        176,327                         126,533
Cash and cash equivalents at beginning of period               1,683,429                         557,206
                                                            ------------   ------------------------------
Cash and cash equivalents at end of period                  $  1,859,756   $                     683,739
                                                            =============  ==============================

          See  accompanying  notes.

                        General Acceptance Corporation

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                                March 31, 1997

Note  1.          Basis  of  Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.    In  the  opinion  of  management,  all  adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet as of December 31, 1996 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
 For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note  2.          Net  Income  Per  Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarter ended March 31, 1997 and March 31, 1996 is not material.


Note  3.          Subsequent  Events

     In late 1996, the Company decided to exit certain markets and focus on its better performing markets. In 1997, the Company commenced selling contracts receivable that had been acquired in the certain markets, and commenced closing operations in those markets. On April 8, 1997, the Company sold contracts receivable for 92.7% of contract balance of $24.7 million. On April 17, 1997, the Company sold contracts receivable for 95.5% of contract balance of $4.3 million. No material gain or loss was recorded by the Company in connection with these sales.

     On April 11, 1997, the Company issued $13.3 million of convertible subordinated debt. Of this amount, $10.0 million was issued to an affiliate
of  Conseco,  Inc.    The  remaining  $3.3  million  was  issued  to  certain
shareholders and relatives in exchange for a like amount of unsecured debt of the Company held by them. The debt is convertible at any time into approximately 4,417,000 shares of stock, has an interest rate of 12.0% and matures in April 2000.

     On April 11, 1997, the Company entered into a modification of its revolving line of credit agreement ("Agreement"). The Agreement provides for an extension of the maturity of the line to January 1, 1998, and for a reduction in the maximum permitted indebtedness under the line from $100 million to $70 million. Borrowings are further limited to no more than 78% of eligible contracts receivable.

     On April 30, 1997, the Company renewed its $4.5 million bank line of credit as a reducing line of credit maturing August 31, 1997. The interest rate on the bank line of credit is charged monthly at the bank's prime rate plus 1.5%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding the components of contracts receivable, net is presented below:


                                     MARCH 31,      DECEMBER 31,
                                             1997            1996
                                     -------------  --------------
Contractually scheduled payments     $120,079,974   $ 146,744,916
Add (deduct):
     Unearned interest income         (24,109,938)    (30,006,489)
     Accrued interest income              245,583         354,333
     Unearned insurance commissions       (38,611)        (29,820)
     Net deferred acquisition costs        53,545          68,362
                                     -------------  --------------
Contracts receivable                   96,230,553     117,131,302
Allowance and discount available
     for credit losses                 (9,877,766)    (10,611,268)
                                     ------------   -------------
Contracts receivable, net            $ 86,352,787   $ 106,520,034
                                     =============  ==============



     Changes in the components of amounts available for credit losses during the three month period ended March
31,  1997  are  presented  below:


                                                                  DEALER PARTICIPATION RESERVES
                                        ALLOWANCE AND DISCOUNT
                                                                                                   TOTAL
                                                                                                   ------------
Balance December 31, 1996               $            10,611,268   $                    1,855,223   $12,466,491
Additions                                             7,018,651                          665,373     7,684,024
Charge-offs, net                                     (6,498,671)                        (978,462)   (7,477,133)
Allocated to contracts receivable sold               (1,253,482)                         (46,714)   (1,300,196)
                                        ------------------------  -------------------------------  ------------
Balance March 31, 1997                  $             9,877,766   $                    1,495,420   $11,373,186
                                        ========================  ===============================  ============


     Information on the Company's charge-off rate, total available for credit losses and delinquency ratio is presented below:



                                                         MARCH 31, 1997   DECEMBER 31, 1996
                                                         ---------------  ------------------
Net charge-offs to monthly average contracts
     receivable (1)                                               28.75%              24.73%
Delinquency ratio (2)                                              1.81%               1.82%
Allocated portion of total available for credit losses
     as a percentage of contracts receivable (3):
          Held for sale                                            7.32%               7.69%
          Held for investment                                     14.39%              13.25%

(1)     Ratio of net charge-offs to average contracts receivable for the quarter ended March
31,  1997  and  the  year  ended  December  31,  1996,  stated  on  an  annualized  basis.
(2)      Contracts receivable, gross relating to Contracts which were contractually past due
60  days  or  more,  as  a  percentage  of  total  contracts receivable,  gross  as  of  the  end  of  the  period  indicated.
(3)        Total available for credit losses is defined as the sum of allowance and discount available  for  credit  losses  and  dealer  participation  reserves.

THREE MONTH PERIOD ENDED MARCH 31, 1997, COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1996


Revenues

     Total finance revenues decreased from $7.2 million in the first quarter of 1996 to $5.5 million in the first quarter of 1997, a decrease of $1.7 million or 23.9%. The decrease was due to a decrease in interest and discount revenues, and to a lesser extent, a decrease in ancillary products revenues.

     Interest and discount revenues decreased from $6.7 million in the first quarter of 1996 to $5.3 million in the first quarter of 1997, a decrease of $1.4 million or 21.5%. The decrease was due primarily to a decrease in average contracts receivable from $124.7 million at the end of the first quarter of 1996 to $104.8 million at the end of the first quarter of 1997, a decrease of $19.9 million, or 16.0%, and to a lower average yield on contracts receivable in the first quarter of 1997. The decrease in average contracts receivable was due to the sale by the Company of $18.7 million of contracts receivable during the fourth quarter of 1996 and the first quarter of 1997 as well as to lower volume of contracts acquired in the first quarter of 1997 due to funding constraints under the Company's revolving line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The average yield on contracts receivable during the first quarter of 1996 was 21.5% compared to 19.8% for the first quarter of 1997. The decrease was due primarily to an increase in the portion of the contract interest rate representing dealer participation reserves against which losses can be charged.

     Ancillary products revenue decreased from $248,000 in the first quarter of 1996 to $87,000 in the first quarter of 1997. The decrease was due primarily to decreased sales of a warranty program, a motor club program, and life and disability insurance commissions. Decreased sales of these ancillary products are due to the decrease in the volume of contracts receivable acquired from $17.9 million in the first quarter of 1996 to $8.0 million in the first quarter of 1997.

     Other revenue decreased from $199,000 in the first quarter of 1996 to $89,000 in the first quarter of 1997. The decrease was primarily due to a reversal in the first quarter of 1996 of a special reserve for losses on receivables from a third-party dealer as a result of the reduction in amounts owed to the Company by that dealer.

     Sales of purchased and trade vehicles increased from $864,000 in the first quarter of 1996 to $5.4 million in the first quarter of 1997, an increase of $4.6 million, or 527.3%. This was due primarily to the increase in the number of purchased and trade vehicles sold as a result of an increase in the number of Company dealerships from eight as of March 31, 1996 to 15 as of March 31, 1997, and the Company's decision in early 1997 not to maintain an auto repossession inventory at the Company dealerships, thereby allowing the Company dealerships to concentrate on the sale of purchased and trade vehicles.

     Cost of sales of purchased and trade vehicles increased from $655,000 in the first quarter of 1996 to $5.1 million in the first quarter of 1997. The gross margin percentage (defined as the difference between sales and cost of sales, divided by sales) decreased from 24.1% in the first quarter of 1996 to 5.7% in the first quarter of 1997, due to increased losses on purchased and trade vehicles sold wholesale at auctions.

     Other revenue generated by the Company dealerships increased from $135,000 for the first quarter of 1996 to $204,000 for the first quarter of 1997, an increase of $69,000, or 51.2%.

     As a result of the foregoing, total net revenues decreased from $7.5 million for the first quarter of 1996 to $6.0 million for the first quarter of 1997, a decrease of $1.5 million, or 20.5%.


Expenses

     Interest expense increased from $2.1 million in the first quarter of 1996 to $2.2 million in the first quarter of 1997, an increase of $55,000 or 2.6%. The increase was due primarily to a higher average borrowing cost in 1997. The Company's average borrowing cost was 8.8% for the first quarter of 1996 and 9.5% for the first quarter of 1997. Total average borrowings were $95.7 million for the first quarter of 1996, compared to $90.1 million for the first quarter of 1997. Higher borrowing costs in the first quarter of 1997, as compared to the first quarter of 1996, were due primarily to an increase in the spread over LIBOR on the Company's revolving line of credit of 1.0% effective March 15, 1996. As of March 31, 1996 and March 31, 1997 the spread over LIBOR was 4.0%, although for most of the first quarter of 1996 the spread was 3.0%. In the first quarter of 1997 the Company's borrowings under the bank line of credit and borrowings from principal shareholders and relatives increased borrowing costs as compared to the first quarter of 1996 as the only borrowings during the first quarter of 1996 were under the revolving line of credit. Unsecured demand notes from certain principal shareholders and their relatives carried an interest rate of 12.0%.

     Salaries and employee benefits decreased from $2.3 million in the first quarter of 1996 to $2.1 million in the first quarter of 1997, a decrease of $196,000, or 8.6%. This decrease was primarily due to a decrease in full time equivalent employees from 329 as of March 31, 1996 to 299 as of March 31, 1997. The decrease in full time equivalent employees was due primarily to headcount reductions associated with the closing of five branch offices during the period from March 31, 1996 to March 31, 1997 and reductions in staff at Company headquarters partially offset by increased employment due to the opening of seven Company dealerships during the same period.

     Marketing costs increased from $177,000 in the first quarter of 1996 to $590,000 in the first quarter of 1997, an increase of $413,000, or 232.8%. The increase was due primarily to increased advertising associated with the higher number of Company dealerships. The Company expects to continue to advertise at a higher rate in 1997 to generate additional sales volume at the Company dealerships.

     The provision for credit losses increased from $1.2 million for the first quarter of 1996, to $6.4 million for the first quarter of 1997. The first quarter of 1997 provision was primarily due to recent experience in liquidating the Company's repossession inventory at auctions at prices less than had been previously received. As a result of lower auction proceeds the Company decided to further strengthen its reserves. The Company attributes the adverse trend in auction prices to seasonal factors and the general softness in used vehicle prices.

The total available for credit losses was $11.4 million as of March 31, 1997. Of this amount, $2.6 million has been allocated to contracts receivable held for sale. The remainder, $8.8 million, is allocated to contracts receivable retained by the Company. For contracts receivable to be retained by the Company, the total available for credit losses as a percentage of contracts receivable was 14.4% as of March 31, 1997 compared to 13.3% as of December 31, 1996. The Company's 60-day contractual delinquency rate was 1.8% as of both March 31, 1997 and December 31, 1996.

     Other expense increased from $1.3 million for the first quarter of 1996, to $2.5 million for the first quarter of 1997, an increase of $1.2 million or
89.0 %. This increase was due to a number of factors, including: (i) increased rent, utility, depreciation and tax expense due to operating seven additional Company dealerships and occupying new corporate offices in the first quarter 1997 as compared to first quarter 1996; (ii) increased computer support fees and monthly charges associated with the computer system used by the Company dealerships; (iii) increased legal fees incurred by the deficiency department, created in third quarter 1996, in the process of collecting charged-off contracts receivable, and (iv) a $461,000 increase in the reserve connected with the Visa credit card program.

     As a result of the foregoing factors, the Company's income before taxes decreased from $372,000 for first quarter of 1996 to a loss of $(7.7) million for the first quarter of 1997.


Income  taxes

     In the first quarter of 1996, income tax expense was $149,000, representing a combined federal and state income tax rate of 40.0%. In the first quarter of 1997, income tax benefit was $3.1 million which was fully offset by an increase of a like amount to the valuation allowance against deferred tax assets. In the fourth quarter of 1996, management assessed the realizability of the deferred tax assets, and based on that assessment, decided to fully reserve for it. That assessment remains unchanged as of the end of the first quarter of 1997. In future periods, management will review the valuation allowance in light of the then current situation. To the extent the Company generates taxable income in such future periods, and the decision is made to reverse the valuation reserve, it would have the effect of reducing recorded tax expense.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's principal need for cash is to fund contract acquisitions from third-party dealers. Cash used for this purpose decreased from $17.9 million in the first quarter of 1996 to $8.0 million in the first quarter of 1997. The primary reason for the decrease was the Company's decision, consistent with its business strategy, to exit certain markets. In 1996 and 1997, the Company funded its contract purchases with borrowings under a revolving line of credit (the "Line") with General Electric Capital
Corporation (GE Capital), cash payments received from obligors and cash generated from operations. Borrowings under the Line were $97.2 million as of March 31, 1996 and $74.9 million as of March 31, 1997.

     The Company's secondary need for capital is to fund repossession inventory and purchased and trade inventory (together "Inventory"). As of March 31, 1996, Inventory was $10.7 million compared to $7.9 million as of
March 31, 1997. During third quarter 1996, the Company obtained a $4.5 million bank line of credit to fund Inventory. In first quarter 1997, as this bank line of credit was drawn to the maximum amount, the Company funded Inventory with borrowings on notes payable to certain principal shareholders and their relatives.

     During the first quarter of 1997, as a result of higher than anticipated charge-offs, the Company continued to experience tightening liquidity. Charge-offs have the effect of reducing contracts receivable, and therefore reducing permitted borrowings under the Line, without generating cash to repay borrowings under the Line. As a result of tightening liquidity and the Company's unprofitable operating results in the third and fourth quarter of 1996, GE Capital began to exert pressure on the Company to reduce borrowings under the Line. As a result of such concerns, the Company took a number of actions during the first quarter of 1997 and the month of April 1997 to deal with this situation as outlined below.

     The Company reduced the volume of contracts acquired from third-party dealers. This reduction limited the need for cash to make advances to third-party dealers and was accomplished by a further tightening of the Company's credit guidelines.

     The Company sold contracts receivable in a manner consistent with its business strategy of exiting certain markets. Substantially all of the Company's contracts receivable in Missouri, Michigan, Virginia, Illinois and Arizona have been sold. On January 7, 1997, the Company sold contracts receivable for 102.0% of contract balance of $1.6 million. On February 19, 1997, the Company sold contracts receivable for 90.8% of contract balance of $14.5 million. On April 8, 1997, the Company sold contracts receivable for 92.7% of contract balance of $24.7 million. On April 17, 1997 the Company sold contracts receivable for 95.5% of contract balance of $4.3 million. No material gain or loss was recorded in connection with these sales. Proceeds from the sales were used to reduce borrowings under the Line. Because the sale proceeds were in excess of the amounts borrowed against these contracts under the Line, additional liquidity was created for the Company. Of the $35.0 million in contracts receivable classified as of March 31, 1997 as held for sale, approximately 85.0% have been sold to date. The Company is exploring alternatives with several prospective buyers regarding the approximately 15.0% of contracts receivable classified as held for sale as of March 31, 1997, which to date have not been sold.

     The Company borrowed money from certain principal shareholders and their relatives in the form of unsecured demand notes bearing interest at 12.00%. During the first quarter of 1997, $2.3 million was borrowed bringing the total borrowed to $3.3 million as of March 31, 1997. Proceeds were used by the Company to repay borrowings under the Line and to fund the acquisition of purchased and trade inventory.

     On April 11, 1997, the Company issued $10.0 million of 12.00% convertible subordinated notes to an affiliate of Conseco, Inc. ("Conseco") in exchange for cash. On the same date, the Company also issued $3.3 million of such notes to certain principal shareholders of the Company and their relatives in exchange for a like amount of 12.00% unsecured demand notes held by them. The two issues of notes have identical terms. The notes require payments of interest only, mature on the third anniversary of issuance, and are unsecured.
 The conversion feature is subject to approval by shareholders at the Company's 1997 annual meeting. Subject to such approval, the notes are convertible at any time while they are outstanding into common stock of the Company at a conversion rate of $3.00 per share. In conjunction with the issuance of the convertible subordinated debt, the Company, Conseco and certain of the Company's principal shareholders entered into an agreement whereby the principal shareholders will vote in favor of the election of two of Conseco's director nominees and Conseco will vote all of its voting shares in favor of the election of one of the principal shareholders' Director nominees. In addition, in the event that Conseco makes a tender offer to all of the Company's shareholders, the principal shareholders shall, under certain circumstances including the tender and acceptance of 25% of the issued and outstanding shares of Common Stock not held by the principal shareholders and a minimum tender offer price, tender a quantity of shares of common stock so that the principal shareholders' ownership will be less than 20% of the issued and outstanding shares of common stock, including shares to be issued under the convertible subordinated notes, of the Company upon the completion of the tender offer. Conseco also has appointed one person to act in an operations capacity for the Company. Cash proceeds from issuance of the notes of $10.0 million were used to repay borrowings under the Line.

The Company's decision at the end of the third quarter of 1996 to dispose of a significant portion of its repossession inventory through wholesale channels also provided cash during the fourth quarter of 1996 and the first quarter of 1997.

     As a result of the reduction in the volume of contracts acquired from third-party dealers, the sale of a portion of the Company's portfolio of contracts receivable, the $2.3 million borrowed from certain principal shareholders, the issuance of the $10.0 million convertible subordinated debt and the wholesaling of repossession inventory, all as described above, borrowings under the Line were reduced from $94.0 million as of December 31, 1996 to $74.9 million as of March 31, 1997 and approximately $43.1 million as of May 8, 1997.

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

     As a result of the provision for credit losses and the increase in the valuation allowance against deferred tax assets in the first quarter of 1997, the Company failed to comply with the minimum net worth covenant under the Restated Agreement. The Company is in discussions with GE Capital in an effort to remedy the out-of-compliance situation.
     Maximum permitted borrowings under the New Line of $70.0 million are in excess of actual borrowings as of May 8, 1997 of approximately $43.1 million. The Company believes that the difference of approximately $26.9 million provides the Company with adequate available lines of credit to implement its business strategy through the end of 1997. Furthermore, the Company believes that it has sufficient liquidity to acquire Contracts and purchased and trade automobile inventory, as well as to meet its daily operating requirements both at present and through the end of 1997. Under the New Line, based on its portfolio of contracts receivable, the Company has approximately $5.6 million of borrowing availability as of May 8, 1997.

     The bank line of credit which permitted the Company to borrow up to the lesser of $4.5 million or 50% of the value, as defined, of eligible Inventory, and which had an interest rate equal to the bank's prime rate, expired April 30, 1997. Borrowings under the line of credit were $4.5 million as of March 31, 1997. As of April 30, 1997, the bank line of credit was renewed as a reducing line of credit maturing August 31, 1997. Required monthly principal reductions under the bank line of credit will be made from availability under the New Line.

The Company has begun exploring alternatives for replacing the bank line of credit. The Company's strategy is to acquire and originate contracts consistent with maximum permitted indebtedness under the New Line. The Company is evaluating various alternative funding strategies including additional lines of credit and securitization which would permit additional growth in the Company's portfolio of contracts receivable. However, no assurance can be given that the Company will be successful in its efforts to replace the bank line of credit or implementing any of the various funding strategies currently being explored.

FORWARD-LOOKING  STATEMENTS

     This report includes a number of forward-looking statements which reflect the Company's current view with respect to future events and financial
performance.    Such  forward-looking  statements  include  statements  about borrowings under the Restated Agreement, the Company's ability to purchase contracts in the future, the Company's financial ability to maintain or replace its financing sources, the Company's continued expansion of Company dealerships and other statements indicated by the words "believes", "plans", "expects" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties, including risks and uncertainties outside the Company's control, that could cause actual results to differ materially from historical or anticipated results. Some of these risks include, but are not limited to, general economic conditions, the Company's ability to maintain its underwriting policies and guidelines and the Company's ability to open additional Company dealerships and to operate them on a profitable basis.

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

     No matters were submitted to a vote of security holders during the first quarter of 1997.


ITEM  5.          OTHER  INFORMATION

     None.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)          Exhibits

     10.82 Amended and Restated Revolving Loan & Security Agreement between Fifth Third
      Bank of Central Indiana and General Acceptance Corporation, dated April 30, 1997.

     11.1          Statement  Re:  Computation  of  Per  Share  Earnings.

     27.0          Financial  Data  Schedule.


b) On February 19, 1997, the Company filed a report on Form 8-K reporting, pursuant to Item 5, the sale of $18.6 million of contracts receivable.




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GENERAL  ACCEPTANCE  CORPORATION



Date          May  15,  1997                    /s/    Russell  E.  Algood
               Russell.  E.  Algood
               President  and
               Chief  Operating  Officer


Date          May  15,  1997                    /s/    Martin  C.  Bozarth
               Martin  C.  Bozarth
               Chief  Financial  Officer



13
















































                                Exhibit 10.82

            AMENDED & RESTATED REVOLVING LOAN & SECURITY AGREEMENT

     This Revolving Loan & Security Agreement ("Agreement") is entered into as of the 30th day of April, 1997 by and between GENERAL ACCEPTANCE CORPORATION, an Indiana corporation ("GAC"), and FIFTH THIRD BANK OF CENTRAL INDIANA, an Indiana banking corporation ("Bank").
     Recitals

A. GAC and Bank are parties to that certain Revolving Loan and Security Agreement dated as of August 27, 1996 (the AOriginal Facility@), pursuant to which Bank made certain loans to GAC, which loans were secured by, among other things, GAC=s motor vehicle inventory.

B. GAC and Bank have agreed to enter into this Agreement in order to (I) amend and restate the terms of Original Facility; (ii) permit GAC to retire and extinguish the outstanding indebtedness under the Original Facility in an orderly fashion over a period of approximately four (4) months; (iii) waive all existing defaults under the terms of the Original Facility; and (iv) document such other changes in the lending relationship between the parties as have occurred since the Original Facility.

C. It is the intent of GAC and Lender that the execution and delivery of this amendment and restatement of the terms of the Original Facility shall not effectuate a novation of the indebtedness outstanding under the Original Facility, but rather as it pertains to the indebtedness outstanding under the Original Facility, shall constitute a substitution of the terms governing the payment and performance of such indebtedness and a waiver of past defaults.

     Agreement

1.       Definitions.  Certain capitalized terms have the meanings set forth
on  Exhibit  A  hereto.   All financial terms used in this Agreement but not
defined in Exhibit A or in this Agreement have the meanings given to them by generally accepted accounting principles. All other undefined terms have the meanings given to them in the Indiana Uniform Commercial Code.

2.          Revolving  Credit  Loans.
1.
2. (a) In General. Subject to the terms and conditions hereof, Bank hereby extends to GAC a reducing line of credit facility (the "Facility") under which Bank may make loans (each, a "Revolving Loan," and collectively, the "Revolving Loans") to GAC at GAC's request, from time to time, during the term of the Facility in a principal amount not to exceed (i) $3,500,000 from the date hereof to May 30, 1997, (ii) $2,500,000 from May 31, 1997 to June 29, 1997, (iii) $1,500,000 from June 30, 1997 to July 30, 1997, or (iv) $500,000 from  July  31,

1997 to August 30, 1997, (the "Limit"). However, Bank will have discretion at all times as to whether or not to make any Revolving Loan. Bank may create and maintain reserves, from time to time, based on such credit and collateral considerations as Bank may deem appropriate. GAC may borrow, prepay (without penalty or charge), and reborrow under the Facility so long as the Limit is not exceeded, GAC is not in Default hereunder, and the other terms and conditions hereof are satisfied. If the amount of Revolving Loans outstanding at any time under the Facility exceeds the Limit, GAC will immediately pay the amount of such excess to Bank in cash.

     (b) Borrowing Base Formula. On the tenth day of each calendar month during the term of the Facility (or the next Business Day, if such day falls on other than a Business Day), GAC shall complete and submit to Bank and GECC a Borrowing Base Certificate in the form of Exhibit B1 hereto indicating, among other things, the aggregate average "Black Book" wholesale value of its Eligible Inventory and the number of units comprising such inventory. Subject at all times to the unused portion of Limit, GAC may request Revolving Loans under the Facility according to a borrowing base advance formula that limits any requested Revolving Loan to a maximum amount equal to fifty percent (50%) of the aggregate average "Black Book" wholesale value of such Eligible Inventory plus $400 per unit for reconditioning expense.

(c) Term of Facility. The maturity date of the Facility is August 31, 1997, unless such maturity date is accelerated by reason of an Event of Default.

(d) Interest Rate. Interest on the outstanding principal balance of the Facility will accrue at a rate per annum equal to the Prime Rate as in effect from time to time plus 150 basis points. The interest rate charged will change automatically upon each change in the Prime Rate. Interest will be calculated on the basis of a year of 360 days and charged for the actual number of days elapsed. Interest will be payable in immediately available funds at the principal office of Bank on the first day of each calendar month.
 After maturity, whether by acceleration or otherwise, and after the occurrence of an Event of Default (with or without notice to GAC), interest will accrue at a rate per annum equal to the Default Rate (computed and adjusted in the same manner as the Prime Rate).

(e) Repayment. Accrued and unpaid interest will be due and payable on the first day of the second calendar month following execution and delivery of this Agreement by GAC and continuing on the first day of each calendar month thereafter during the term of the Facility. Principal payments in the amount necessary to reduce the unpaid principal balance of the Facility to the applicable reducing Limit stated in Section 2(a) of this Agreement will be due and payable on the respective dates such Limit is to be reduced as provided in
Section  2(a)  of
this Agreement. The unpaid principal balance of the Facility and accrued and unpaid interest will be due and payable on the maturity date of the Facility. Bank may, at its option, charge any interest payments to GAC's account with Bank. Interest that is not paid when due shall thereupon become principal hereunder and shall thereafter accrue interest as provided in this Agreement. If any scheduled payment hereunder becomes due and payable on a day other than a Business Day, the maturity thereof will be extended to the next Business Day, and interest will be payable at the rate provided in this Agreement during the extension period.

     (f) Application of Payments. All payments received by Bank will be applied first to Advances, second to accrued interest, and third to principal.

     (g)    Revolving  Loan  Requests.   GAC may request a Revolving Loan by
written or telephone notice to Bank. If such request is by telephone notice to Bank, GAC shall promptly follow-up the telephone notice by completing and delivering to Bank an Advance Request Confirmation Certificate in the form of Exhibit B2 hereto. Eligibility of GAC for any Revolving Loan will be made on the basis of the then current Borrowing Base Certificate submitted by GAC pursuant to Section 2(a) of this Agreement and the amount, if any, of the unused portion of the Limit at the time the request is made. Bank may make Revolving Loans by crediting the amount thereof to GAC's account at Bank.

3. Collateral. In order to secure the performance of the covenants and agreements contained herein and the payment and performance of all amounts owed by GAC to Bank hereunder, whether now existing or hereinafter arising (collectively, the "Obligations"), GAC hereby grants to Bank a continuing security interest in the collateral described in Exhibit C hereto (collectively, the "Collateral").

4. Financial Statements. GAC agrees to maintain a standard and modern system for accounting and will furnish to Bank:

     (a) Within 90 days after the end of each fiscal year, a copy of GAC's consolidated financial statement for that year audited by Ernst & Young, LLP or any other firm of independent certified public accountants acceptable to Bank (which acceptance will not be unreasonably withheld), and accompanied by a standard audit opinion of such accountants without significant qualification;

     (b) Within 30 days after the end of each calendar month, a copy of GAC's monthly interim consolidated financial statements prepared in accordance with generally accepted accounting principles;

     (c) With the statements submitted under (a) and (b) above, a certificate signed by the principal financial officer of GAC, (i) stating he is familiar with all documents relating to Bank and that no Event of Default specified in this Agreement, nor any event which upon notice or lapse of time, or both would constitute such an Event of Default, has occurred, or if any such condition or event existed or exists, specifying it and describing what action GAC has taken or proposes to take with respect thereto, and (ii) setting forth, in summary form, figures showing the financial status of GAC in respect of the financial restrictions contained in this Agreement;

     (d) Forthwith upon any officer of GAC obtaining knowledge of any condition or event which constitutes or, after notice or lapse of time or both, constitute an Event of Default, a certificate of such person specifying the nature and period of the existence thereof, and what action GAC has taken or is taking or proposes to take in respect thereof;

     (e) As soon as practicable, but in any event within 10 days after the filing with the Securities and Exchange Commission, or any successor thereto, or any state securities governmental authority, copies of all registration statements and all periodic and special reports required or permitted to be filed under federal or state securities laws and regulations; and

     (f) Upon request, copies of all federal, state and local income tax returns and such other information as Bank may reasonably request.

If at any time GAC acquires subsidiaries which have financial statements that could be consolidated with those of GAC under generally accepted accounting principles, the financial statements required by subsections (a) and (b) above will be the financial statements of GAC and all such subsidiaries prepared on a consolidated and consolidating basis.

5. Insurance. GAC agrees to insure its Motor Vehicle Inventory against loss or damage of the kinds and amounts customarily insured against by corporations with established reputations engaged in the same or similar business as GAC. All such policies will (a) be issued by financially sound and reputable insurers (such insurers having, in any case, an overall rating of at least "A" according to A.M. Best), (b) name Bank as an additional insured and, where applicable, as loss payee under a lender loss payable endorsement satisfactory to Bank, and (c) will provide for thirty (30) days written notice to Bank before such policy is altered or canceled all of which will be evidenced by a certificate of insurance delivered to Bank by GAC on the date of execution of this Agreement.

6. Taxes. GAC agrees to pay when due all taxes, assessments and other governmental charges imposed upon it or its assets, franchises, business, income or profits before any penalty or interest accrues thereon, and all claims (including, without limitation, claims for labor, services, materials and supplies) for sums which by law might be a lien or charge upon any of its assets, provided that (unless any material item or property would be lost, forfeited or materially damaged as a result thereof) no such charge or claim need be paid if it is being diligently contested in good faith, if Bank is notified in advance of such contest, and if GAC establishes an adequate reserve or other appropriate provision required by generally accepted accounting principles and deposits with Bank cash or bond in an amount acceptable to Bank.

7. Financial Covenants. During the term of the Facility, GAC hereby agrees to maintain the following ratios, percentages, or minimum dollar amounts, as applicable, on a consolidated basis:

(a)          (Minimum)  Net  Worth:                                $28,000,000
(b)          (Maximum)  Debt  Ratio:                                3.5 to 1.0
(c)  (Maximum) Rolling Average Delinquency:   9.0%          (8.0% effective
 July  1,  1997)
(d)  (Maximum) Rolling Average Charge-Off:    2.5%          (1.5% effective
 July  1,  1997)

The respective meanings of the foregoing financial terms shall be interpreted in conformity with those terms as used in the GECC Facility.

8. Existence/Qualification. Borrower agrees to maintain its corporate existence and at all times to be qualified to transact business in all jurisdictions in which it presently transacts business and such qualification is required.

9. Compliance with Laws. GAC agrees to comply with all federal, state and local laws, rules, ordinances, regulations and orders applicable to GAC or its assets (collectively, "Laws"), including but not limited to all Laws regulating the environment, health, safety, securities, and the sales and financing of motor vehicles in all respects material to GAC's business, assets or prospects, and immediately notify Bank of any violation of any such Laws or any complaint or notifications received by GAC regarding any such Laws.

10. Depository Services. So long as any Obligations are outstanding, GAC agrees to maintain with Bank its retail lockbox account established in connection with the Indebtedness in favor of GECC under the GECC Facility.

11. Indebtedness. Except for the Indebtedness in favor of GECC under the GECC Facility, any Indebtedness that is unsecured, or any Indebtedness incurred in the ordinary course of business for small leases and loans in individual amounts not exceeding $50,000 and in the aggregate not exceeding $500,000, GAC agrees not to incur, create, assume or permit to exist any additional Indebtedness for borrowed money (other than the Obligations).

12. Pledge or Encumbrance of Assets. Other than the Permitted Liens, GAC agrees not to create, incur, assume or permit to exist, arise or attach any Lien in any present or future Motor Vehicle Inventory.

13. Guarantees and Loans. GAC agrees that it will not enter into any direct or indirect guarantees other than by endorsement of checks for deposit or other than in the ordinary course of business nor make any advance or loan other than in the ordinary course of business as presently conducted, including, without limitation, loans and advances to employees of GAC.

14. Merger Disposition of Assets; Sale of Stock. GAC agrees that it will not (a) change its capital structure, (b) merge or consolidate with any corporation, (c) amend or change its Articles of Incorporation or Code of Regulations/Bylaws, (d) sell, transfer or otherwise dispose of all or any substantial part of its assets, whether now owned or hereafter acquired, (e) permit the direct or indirect sale or transfer of a majority of the voting stock of GAC, or (f) permit GAC to purchase its own stock; provided, however, the foregoing prohibitions shall not prohibit GAC from undertaking the securitization and sale of its portfolio of retail installment sales contracts evidencing the sale of motor vehicles.

15.          Management.  GAC agrees that either Russell E. Algood or Malvin
L. Algood will remain actively employed by GAC and actively engaged in the management of GAC.

16. Representations on Schedule I. GAC states that the representations and warranties contained in Schedule I hereto entitled the "Specific Representation Schedule" are true and correct as of the date hereof.
 Further, by making a request for a Revolving Loan hereunder, GAC shall be deemed to have reaffirmed the truth and correctness of the representations and warranties contained in Schedule I as of the date of such request.

17. Provisions Concerning Motor Vehicle Inventory. GAC agrees that:

     (a) the Motor Vehicle Inventory subject to Bank's Lien hereunder will be held by GAC for the sole purpose of storing and exhibiting the same for sale or resale in the ordinary course of GAC's business.
(b) GAC will keep its Motor Vehicle Inventory subject to inspection by Bank at all reasonable times, and to pay Bank for any and all out-of-pocket expenses incurred by Bank in connection with periodic unannounced audits of GAC's Motor Vehicle Inventory, such payment to be made by GAC within 10 days after written demand therefor by Bank.

     (c) if any of the Motor Vehicle Inventory is evidenced or represented by a document of title, Bank may, at its discretion, require GAC to deliver that document of title to Bank.

     (d) prior to the occurrence of an Event of Default, GAC may use, consume, and sell the Motor Vehicle Inventory in any lawful manner in the ordinary course of its business (which shall not include sales subject to bulk transfer laws or transfers in partial or total satisfaction of a debt).

     (e) GAC will keep accurate records pertaining to each unit of the Motor Vehicle Inventory in accordance with generally accepted accounting principles and to furnish Bank, from time to time, upon Bank's request, a true and complete itemization thereof and/or report of all sales of any and all of GAC's Motor Vehicle Inventory. Bank shall have the right, at any time and from time to time, to examine the books and records of GAC, copy, make abstracts from any such books and records and such other information which might be helpful to Bank in evaluating the status of the Revolving Loans and to verify GAC's financial condition or existence.

     (f) the risk of loss or damage to GAC's Motor Vehicle Inventory shall at all times be on GAC, who agrees to hold Bank harmless from any loss resulting therefrom. Insurance proceeds may be applied by Bank towards payment of the Obligations, whether or not due, in such order of application as Bank may determine, and no insurance coverage or payment of proceeds thereof shall otherwise relieve GAC from any of the Obligations.

18. Filing. GAC agrees to execute and deliver such financing statements, amendments thereto, supplements thereto or other instruments as Bank may, from time to time, require in order to preserve, protect, and enforce the Lien of Bank in the Collateral and to reimburse Bank for any and all fees and taxes advanced by Bank in connection therewith.

19. Powers. Bank is hereby appointed GAC's attorney-in-fact, and in connection therewith, the following powers are given to Bank, are coupled with an interest, are irrevocable until the Obligations are paid and satisfied in full and the Facility is terminated, and may be exercised by Bank, in its sole discretion, from time to time and at any time, whether or not GAC is in Default hereunder:
     (a) To perform any obligation of GAC hereunder in GAC's name or otherwise, including obligations to prepare, execute, file, and deliver financing statements, amendments thereto, supplements thereto or other instruments; to endorse and deliver insurance claims; to release security; to resort to security in any order; and to do all acts and things and execute all documents in the name of GAC as deemed by Bank to be necessary, proper and convenient in connection with the preservation, perfection, or enforcement of its rights hereunder.

     (b)  Bank may, upon the occurrence of an Event of Default, to protect the
Collateral: obtain insurance, pay taxes, assessments, liens, fees, charges or encumbrances; or order and pay for repairs or spend any amounts necessary to maintain the Collateral in GAC's exclusive possession and in good condition. All amounts so extended by Bank shall be added to the Obligations, with interest to accrue thereon at the Default Rate, from the date of expenditure until paid.

     (c) Subject to Section 2(f) of this Agreement, all amounts received by Bank may be applied on such of the Obligations and in such order as Bank, in its sole discretion, shall determine.

20. Miscellaneous Fees and Charges Due Bank. GAC agrees to pay Bank, in addition to those specified hereinabove, the following fees and charges, as specified hereinbelow:

     (a) a one-time non-refundable commitment renewal fee of $10,000, payable upon the execution and delivery hereof by GAC;

     (b) legal fees for outside counsel retained by Bank in the preparation and negotiation of this Agreement and related documents and to represent the Bank at the closing of the transactions contemplated hereby, payable upon the execution and delivery hereof by GAC; and

     (c) all reasonable expenses of any kind whatsoever, including attorneys' fees, incurred by Bank in the preservation, realization, enforcement or exercise of its rights, remedies, or powers hereunder or under applicable law, payable upon demand by Bank.

21.                    Conditions  Precedent.

     21.1 Conditions to Closing. As conditions precedent to Bank's offering of the Facility or permitting the making of any Revolving Loans under this Agreement:

     (a) Bank shall have received from GAC on or before April 30, 1997, sufficient monies to pay down the principal balance of the Original Facility to $3,500,000, and to pay any accrued but unpaid interest on such facility to and including April 30, 1997;

     (b) GAC may not be in Default under any other Indebtedness (excluding, however, any default that has been addressed in a written forbearance agreement between GAC and GECC in effect as of the date hereof and as such forbearance agreement may be amended from time to time);

     (c) GAC shall have paid to Bank the sums described in Section 20(a) and 20(b) hereof;

     (d) GAC shall have delivered to Bank a favorable opinion of counsel, in form and substance satisfactory to Bank, addressing those matters reasonably requested by Bank;

     (e) GAC shall have delivered to Bank the certificates of insurance referenced in Section 5 hereof;

     (f) GAC shall have delivered to Bank (i) appropriate corporate resolutions approving, in all respects, the execution, delivery, and performance of this Agreement (ii) copies of its current articles of incorporation and bylaws, and (iii) a recent Certificate of Existence issued by the Secretary of State of the State of Indiana;

     (g) Bank shall have received from GECC satisfactory written confirmation that the Intercreditor Agreement between Bank and GECC dated as of August 26th, 1996, remains in full force and effect; and

     (h) GAC shall have delivered to Bank such additional information, materials, and documents as Bank may reasonably request.

     21.2 Conditions to Each Revolving Loan. As conditions precedent to the making of each Revolving Loan under this Agreement:

     (a) GAC shall be in compliance with each and all of its covenants and agreements herein as of the date each such Revolving Loan is requested;

     (b) GAC shall not be in Default under any other Indebtedness (excluding, however, any default that has been addressed in a written forbearance agreement between GAC and GECC in effect as of the date hereof and as such forbearance agreement may be amended from time to time);
(c) All of the representations and warranties contained herein are true, accurate, and correct in all material respects as of the date each such Revolving Loan is requested; and

     (d) The aggregate outstanding principal balance of the Facility after giving effect to such Revolving Loan will not exceed the lesser of the Limit or the borrowing base formula contained in Section 2(b) hereof.

By requesting a Revolving Loan under this Agreement, GAC will be deemed to have certified the occurrence or existence of each of the foregoing conditions precedent.

22. Payment Obligations. GAC agrees to pay to Bank or to its order the sums specified herein at the times specified herein, all without relief from any otherwise applicable valuation and appraisement laws. GAC hereby waives presentment for payment, demand, notice of dishonor, protest, notice of protest, and all other demands and notices in connection with the delivery, performance, and enforcement of this Agreement and any extensions, modifications, or renewals of this Agreement.

23. Rights and Remedies. Upon the occurrence of an Event of Default and at any time thereafter, Bank may, at its option and without notice to GAC, declare all of the Obligations to be immediately due and payable and/or cease making Revolving Loans hereunder, and Bank shall have the rights, options, duties and remedies of a secured party, and GAC shall have the rights and duties of a debtor under the Uniform Commercial Code. Without limitation thereto, Bank shall have the following specific rights; Bank may:

     (a) enter any premises of GAC, with or without legal process, and take possession of the Collateral and remove it and any records pertaining thereto and/or remain on such premises and use it for the purpose of collecting, preparing and disposing of the Collateral;

     (b) take immediate possession of the Collateral without notice or resort to legal process, or at its option to render such Collateral unusable;

(c) require GAC to assemble the Collateral or any part thereof and make it available to Bank at a place, to then be designated by Bank, which is reasonably convenient to both parties;

     (d) at its sole option, retain the Collateral in satisfaction of the obligations secured hereunder by sending written notice of such election to GAC; but unless such written notice is sent by Bank as aforesaid, retention of said Collateral shall not be in satisfaction of any Obligations hereunder;

     (e) apply the proceeds realized from disposition of the Collateral according to law and to payment of costs of collection, including reasonable attorneys' fees and legal expenses incurred by Bank, whether or not suit be filed. If the proceeds realized from disposition of the Collateral shall fail to satisfy all the Obligations in full, GAC shall forthwith pay any deficiency balance to Bank;

     (f) ship, reclaim, recover, finish, maintain and repair the Collateral or any part thereof; and

     (g) sell the Collateral or any part thereof at public or private sale, and GAC will be credited with the net proceeds of such sale only when they are actually received by Bank, any requirement of reasonable notice of any disposition of such Collateral will be satisfied if such notice is sent to GAC 10 days prior to such disposition.

GAC will, upon request, assemble the Collateral and any records pertaining thereto and make them available at a place designated by Bank. No remedy set forth herein is exclusive of any other available remedy or remedies, but each is cumulative and in addition to every other remedy given under this Agreement or now or hereafter existing at law or in equity or by statute. Bank may proceed to protect and enforce its rights by an action at law, in equity or by any other appropriate proceedings. No failure on the part of Bank to enforce any of the rights hereunder shall be deemed a waiver of such rights or of any Event of Default and no waiver of any Event of Default hereunder will be deemed to be a waiver of any subsequent Event of Default. Any written notice required to be given to GAC, if mailed by ordinary mail postage prepaid to GAC's mailing address given below shall be deemed reasonable notification.

24.                    Miscellaneous  Provisions:

     (a) All rights of Bank shall inure to the benefit of its successors and assigns and all obligations of GAC shall bind the heirs, executors, administrators, successors and assigns of GAC.

     (b) Excepted as may be restricted in any Intercreditor Agreement between GECC and Bank, GAC acknowledges and agrees that, in addition to the security interests granted herein, Bank has a banker's lien and common law right of set-off in and to GAC's deposits, accounts and credits held by Bank and Bank may apply or set-off such deposits or other sums against the Obligations upon the occurrence of an Event of Default; provided, however, such rights may not be exercised against any Subsidiary Account.

     (c) This Agreement contains the entire Agreement of the parties and no oral Agreement whatsoever, whether made contemporaneously herewith or hereafter, shall amend, modify or otherwise affect the terms of this Agreement.

     (d) This Agreement and all rights and liabilities hereunder shall be governed and limited by and construed in accordance with the internal laws of the State of Indiana, except to the extent laws governing perfection and the effect of perfection or nonperfection and remedies against Collateral located outside of the State of Indiana may be mandatorily effective.

     (e) Any provision herein which may prove limited or unenforceable under any law or judicial ruling shall not affect the validity or enforceability of the remainder of this Agreement.

     (f) All representations, warranties, covenants and agreements made by GAC herein will survive the execution and delivery of this Agreement.

     (g) GAC agrees that the state and federal courts in the County of Bank's principal place of Business, or any other court in which Bank initiates proceedings have exclusive jurisdiction over all matters arising out of this Agreement, and that service of process in any such proceeding will be effective if mailed to GAC at its mailing address given below. BANK AND GAC HEREBY WAIVE THE RIGHT TO TRIAL BY JURY OF ANY MATTERS ARISING OUT OF THIS
AGREEMENT  OR  THE  TRANSACTIONS  CONTEMPLATED  HEREBY.

     IN WITNESS WHEREOF, GAC and Bank have executed this Agreement by their duly authorized officers as of the date first above written.

FIFTH  THIRD                                                GENERAL ACCEPTANCE
BANK  OF  CENTRAL  INDIANA                                        CORPORATION
251  North  Illinois  Street,  Suite  1000                    1025 Acuff Road,
Suite  400
Indianapolis, Indiana 46204                         Bloomington, Indiana 47404



By:            /s/ Jonathan O. Speers               By:          /s/ Martin
C.  Bozarth
          Jonathan O. Speers, Vice President               Martin C. Bozarth,
Chief  Financial
     Officer

STATE  OF  INDIANA                    )
     )    SS:
COUNTY  OF  MARION                    )

     Before me, a Notary Public, in and for said County and State, personally appeared Martin C. Bozarth, Chief Financial Officer of General Acceptance Corporation, who executed the foregoing instrument in my presence, this
day  of                    ,  1997.

     Witness my hand and Notarial Seal this            day of
,  1997.

               ,  Notary  Public
residing  in            County,  Indiana

My  Commission  Expires:



INDS01  EAK  199668

                                     -4-


     EXHIBIT  "A"

     DEFINITIONS

     As used in this Agreement and/or herein, the following terms will have the meanings set forth below:
     "Advances" means those sums designated in Sections 18, 19, and 20 of this Agreement as well as those other fees and charges due Bank from GAC under this Agreement, except interest.

     "Borrowing Base Certificate" means a report required to be submitted monthly to GECC and Bank in the form of Exhibit B to this Agreement.

     "Business Day" means a day on which Bank is open to conduct substantially all of its business.

     "Default" means any Event of Default or the occurrence of any event which would be an Event of Default upon the passage of time and the failure to cure within any applicable cure period.

     "Default Rate" means a rate of interest equal to 550 basis points above the Prime Rate, as established from time to time.

     "Eligible Inventory" means the Motor Vehicle Inventory of GAC that has been in possession of GAC or its designee(s) for less than six months.

     "Event  of  Default"  means  any  of  the  following  events:

     (a) any representation or warranty herein by GAC is incorrect when made or reaffirmed;

     (b) GAC fails to keep its Motor Vehicle Inventory insured as required in this Agreement or a material uninsured damage to or loss, theft or destruction of the Collateral;

(c) GAC fails to make any required payment of principal and/or interest within seven (7) days of its scheduled due date;

     (d) GAC fails to observe or perform any covenant, condition, or agreement in the Agreement and the failure or inability of GAC to cure such failure within 30 days of the occurrence thereof, provided that such 30 day grace period will not apply to (i) a breach of any covenant which in Bank's good faith judgment is incapable of cure, (ii) any failure to maintain insurance or permit inspection of the Motor Vehicle Inventory or GAC's books and records, (iii) a payment default described in clause (c), or (iv) any breach of any covenant that has already occurred;

     (e)    the  occurrence  of  an  Event of Default under the GECC Facility;

     (f) the modification of or the amendment to the GECC Facility as in effect on the date hereof, without prior written notice to and the consent of Bank (which consent shall not unreasonably be withheld);

     (g) the providing of misleading, untruthful or materially inaccurate information on any Borrowing Base Certificate;

     (h) the failure of GECC to provide Bank with an executed original of the Intercreditor Agreement between Bank and GECC referenced in Section 21.1(g) of this Agreement within three days after the date of this Agreement; or

     (i) the occurrence of a Material Adverse Change in GAC's business operations, financial condition, or financing activities.

     "GECC"  means  General  Electric  Capital  Corporation.

     "GECC Facility" means the "Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement" between GECC and GAC Credit Corporation dated on or about April 11, 1997, as such may be amended or modified from time to time, and includes any replacement to such loan facility entered into between GECC and GAC.

     "Indebtedness" means (a) all items (except items of capital stock, of capital surplus, of general contingency reserves or of retained earnings, deferred income taxes, and amount attributable to minority interests, if any) which in accordance with generally accepted accounting principles would be included in determining total liabilities on a consolidated basis as shown on the liability side of a balance sheet as of the date on which Indebtedness is to be determined, (b) all indebtedness secured by any mortgage, pledge, lien or conditional sale or other title retention agreement to which any property or asset owned or held is subject, whether or not the indebtedness secured thereby will have been assumed (excluding non-capitalized leases which may amount to title retention agreements but including capitalized leases), and
(c) all indebtedness of others which GAC or any subsidiary had directly or indirectly guaranteed, endorsed (otherwise than for collection or deposit in the ordinary course of business), discounted or sold with recourse or agreed (contingently or otherwise) to purchase or repurchase or otherwise acquire, or in respect of which GAC or any subsidiary has agreed to apply or advance funds (whether by way of loan, stock purchase, capital contribution or otherwise) or otherwise to become directly or indirectly liable; provided, however, such term excludes any indebtedness of

GAC  under that certain existing lease of GAC's corporate headquarters between
Russell  E.  Algood    as  lessor  and  GAC  as  lessee.

     "Lien" means any security interest, mortgage, pledge, assignment, lien or other encumbrances of any kind, whether consensual or nonconsentual, including interests of vendors or lessors under conditional sales contracts and capitalized leases.

     "Loanable Vehicle" means a Repossessed Vehicle, a Purchased Vehicle, or a Trade-In Vehicle which is designated as a "Loanable Vehicle" by GAC in a Borrowing Base Certificate submitted to GECC and Bank.

     "Material Adverse Change" means a change which Bank, in good faith, determines will or might have a material adverse impact on GAC's ability to meet and satisfy the Obligations.

     "Motor Vehicle Inventory" means all vehicles of GAC held or acquired for ultimate sale or resale, whether now owned or hereinafter acquired, that are Repossessed Vehicles, Purchased Vehicles or Trade-In Vehicles.

     "Permitted Liens" mean the Lien of GECC under the GECC Facility against the Motor Vehicle Inventory and the unexpired right of redemption by an existing customer of GAC, in the case of a Repossessed Vehicle.

     "Prime Rate" means the rate of interest per annum announced to be its prime rate from time to time by Bank at its principal office in Indianapolis, Indiana, whether or not Bank will at times lend to borrowers at lower rates of interest., or, if there is no such prime rate, then its base rate or such other rate as may be substituted by Bank for the prime rate.

     "Purchased Vehicle" means a vehicle which is acquired by GAC for resale, other than a Repossessed Vehicle or a Trade-In Vehicle.

     "Repossessed Vehicle" means a vehicle previously sold and financed by GAC (or a vehicle whose sale was financed by GAC but sold by a third party) the possession of which has been reacquired or acquired, as applicable, by GAC pursuant to voluntary or involuntary repossession (whether or not the applicable redemption period with respect to such vehicle has expired).

     "Subsidiary Account" means any account maintained at Bank under the name of a subsidiary of GAC.

     "Trade-In Vehicle" means a vehicle which is acquired by GAC on trade in connection with the sale to a customer of a Repossessed Vehicle or a Purchased Vehicle or any vehicle which is acquired by GAC on trade.

     "Vehicle Report" means a report, in form and substance satisfactory to Bank, that is to be attached to each Borrowing Base Certificate.


     EXHIBIT  "C"

     DESCRIPTION  OF  COLLATERAL

     This Amended and Restated Revolving Loan & Security Agreement covers the following property of GAC whether now owned or existing or hereafter acquired or arising regardless of where it is located (collectively referred to herein as the "Collateral").

     (a) all accounts, accounts receivable, contract rights, instruments, documents, chattel paper, and all obligations in any form including but not limited to those arising out of the sale or lease of goods or the rendition of services by GAC; all guaranties, letters of credit, and other security for any of the above; all merchandise returned to or reclaimed by GAC, and all books and records (including computer programs, tapes and data processing software) evidencing an interest in or relating to the above.

     (b) all equipment, machinery, machine tools, fixtures, office equipment, furniture, furnishings, motors, motor vehicles, tools, dies, parts, jigs, goods (including, without limitation, each of the items of equipment set forth on any schedule which is either now or in the future attached to Bank's copy of this Agreement), and all attachments, accessories, accessions, replacements, substitutions, additions and improvements thereto, and all supplies used or useful in connection therewith.

     (c) all general intangibles, choses in action, causes of action, obligations or indebtedness owed to GAC from any source whatsoever, and all other intangible personal property of every kind and nature (other than Accounts) including without limitation patents, trademarks, trade names, service marks, copyrights and applications for any of the above, and goodwill, trade secrets, licenses, franchises, rights under agreement, tax refund claims, and all books and records including all computer programs, disks, tapes, printouts, customer lists, credit files and other business and financial records, and the equipment containing any such information.

     (d) all inventory (including motor vehicle inventory wherever located), goods, supplies, wares, merchandises and other tangible personal property, including raw materials, work in progress, supplies and components, and finished goods, whether held for sale or lease, or furnished or to be furnished under any contract for service, and also including products of and accessions to inventory, packing and shipping materials, and all documents of title, whether negotiable or non-negotiable representing any of the foregoing.

     (e) all proceeds and products of the Collateral and all additions and accessions to, replacements of, insurance or condemnation proceeds of, and documents covering the Collateral, all tort or other claims against third parties arising out of damage or destruction of Collateral, all property received wholly or partly in trade or exchange for Collateral, all fixtures, all leases of Collateral and all rents, revenues, issues, profits and proceeds arising from the sale, lease, license, encumbrance, collection, or any other temporary or permanent disposition, of the Collateral or any interest therein.
(f) all instruments, chattel paper, documents, investment property (including, securities whether certificated or uncertificated, security entitlements, securities accounts, commodity contracts, and commodity accounts), money, cash, letters of credit, warrants, dividends, distributions, contracts, agreements, contract rights or other property, owned by GAC or in which GAC has an interest, including but not limited to, those which now are or at any time hereafter will be in the possession or control of Bank or in transit by mail or carrier to or in the possession of any third party acting on behalf of Bank, without regard to whether Bank received the same in pledge, for safekeeping, as agent for collection or transmission or otherwise or whether Bank had conditionally released the same, and the proceeds thereof, all rights to payment from, and all claims against Bank, and any deposit accounts of GAC with Bank, including all demand, time, savings, passbook or other accounts (excluding, however, any Subsidiary Account) and all deposits therein.

INDS01  EAK  199668















































                                 Exhibit 11.1


                           GENERAL ACCEPTANCE CORPORATION
                  Statement Re:  Computation of Per Share Earnings
Exhibit  11.1


THREE MONTHS
ENDED MARCH 31,
----------------------------------------------------------
                                                                   1997         1996
                                                            ------------  ----------
  Primary:
     Weighted average shares outstanding                      6,022,000    6,022,000
     Net effect of dilutive stock options - based on the
          treasury stock method using the average
          market price                                           20,069          ---
                                                            -----------   ----------
     Total weighted average shares outstanding                6,042,069    6,022,000
                                                            ===========   ==========
     Net income (loss)                                      $(7,744,127)  $  223,445
                                                            ============  ==========
     Per share amount                                       $     (1.28)  $     0.04
                                                            ============  ==========
Fully diluted:
     Weighted average shares outstanding                      6,022,000    6,022,000
     Net effect of dilutive stock options - based on  the
          treasury stock method using the period-end
          market price, if greater than average market
          price                                                  20,069          ---
                                                              ---------    ---------
     Total weighted average shares outstanding                6,042,069    6,022,000
                                                            ============  ==========
     Net income (loss)                                      $(7,744,127)  $  223,445
                                                            ============  ==========
     Per share amount                                       $     (1.28)  $     0.04
                                                            ============  ==========