Form 10-Q
period 1997-06-30
GENERAL ACCEPTANCE CORP /IN/
filed 1997-08-07
CIK 937965

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

FORM  10-Q


Commission  File  Number:          0-25760


X          Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  Quarterly  Period
              ended  June  30,  1997.

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




     Indicate  by  check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes            x        No  ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value, 25,000,000 shares authorized, 6,022,000 shares issued and outstanding as of August 4, 1997.

                                  FORM 10-Q

                              TABLE OF CONTENTS




                                                                                                       Page
                                                                                                       ----
PART I      Financial Information                                                                         3

Item 1.     Financial Statements                                                                          3

            Consolidated Balance Sheets                                                                   3

            Consolidated Statements of Operations                                                         4

            Consolidated Statements of Cash Flows                                                         5

            Notes to Consolidated Financial Statements                                                    6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                          7

            Finance Revenues                                                                              8

            Net Dealership Revenues                                                                       9

            Expenses                                                                                     10

            Income Taxes                                                                                 11

            Liquidity and Capital Resources                                                              12

            Forward-Looking Statements                                                                   14

PART II.    Other Information                                                                            15

Item 1.     Legal Proceedings                                                                            15

Item 2.     Changes In Securities                                                                        15

Item 3.     Defaults Upon Senior Securities                                                              15

Item 4.     Submission of Matters to a Vote of Security Holders                                          15

Item 5.     Other Information                                                                            15

Item 6.     Exhibits and Reports on Form 8-K                                                             15

Signatures                                                                                         16

                                    PART I

ITEM  1.          FINANCIAL  STATEMENTS

                                General Acceptance Corporation
                                  Consolidated Balance Sheets


                                                           JUNE 30, 1997    DECEMBER 31, 1996
                                                           ---------------  -------------------
                                                               (UNAUDITED)             (NOTE 1)
ASSETS
Contracts receivable:
     Held for investment                                   $   71,812,973   $       62,263,129
     Held for sale                                                    ---           54,868,173
                                                           ---------------  -------------------
                                                               71,812,973          117,131,302
Allowance and discount available for credit losses             (7,299,049)         (10,611,268)
                                                           ---------------  -------------------
Contracts receivable, net                                      64,513,924          106,520,034

Cash and cash equivalents                                       1,160,546            1,683,429
Repossessions                                                   1,339,644            7,534,045
Purchased and trade automobile inventory                        7,196,796            2,518,069
Property and equipment, net                                     2,571,634            2,539,135
Taxes receivable                                                  833,978              568,908
Other assets                                                    2,265,193            2,282,654
                                                           --------------   -------------------
Total assets                                               $   79,881,715   $      123,646,274
                                                           ===============  ===================

LIABILITIES
Debt:
     Revolving line of credit                              $   49,861,130   $       93,977,001
     Bank line of credit                                        1,500,000            4,500,000
     Subordinated notes                                        13,250,000            1,000,000
                                                           ---------------  -------------------
Total debt                                                     64,611,130           99,477,001

Accounts payable and accrued expenses                           4,906,088            4,650,695
Dealer participation reserves available
          for credit losses                                     1,045,935            1,855,223
                                                           ---------------  -------------------
Total liabilities                                              70,563,153          105,982,919

STOCKHOLDERS' EQUITY
Preferred stock; no par value; authorized
     shares - 5,000,000; no shares issued or outstanding              ---                  ---
Common stock; no par value;
     authorized shares - 25,000,000;
     issued and outstanding shares - 6,022,000                 29,792,573           29,792,573
Retained earnings (deficit)                                   (20,474,011)         (12,129,218)
                                                           ---------------  -------------------
Total stockholders' equity                                      9,318,562           17,663,355
                                                           ---------------  -------------------
Total liabilities and stockholders' equity                 $   79,881,715   $      123,646,274
                                                           ===============  ===================

     See  accompanying  notes.

                        General Acceptance Corporation

                                            Consolidated Statements of Operations
                                                         (Unaudited)



THREE MONTH ENDED JUNE 30,                                SIX MONTHS ENDED JUNE 30,
------------------------------------------                -------------------------
                                                   1997                                    1996           1997          1996
                                            ------------                             -----------  -------------  ------------
Finance revenues:
     Interest and discount                  $ 4,012,486                              $6,754,684   $  9,304,355   $13,491,693
     Ancillary products                          30,865                                 839,723        118,256       973,862
     Other                                      300,061                                 105,452        389,416       304,414
                                            ------------                             -----------  -------------  ------------
Total finance revenues                        4,343,412                               7,699,859      9,812,027    14,769,969

Net dealership revenues:
     Sale of purchased and trade vehicles     8,008,565                               1,035,087     13,425,987     1,895,203
     Cost of sales                           (6,656,711)                               (857,201)   (11,763,746)   (1,512,443)
     Other                                      320,277                                 220,265        524,309       459,878
                                            ------------                             -----------  -------------  ------------
Total net dealership revenues                 1,672,131                                 398,151      2,186,550       842,638
                                            ------------                             -----------  -------------  ------------

Total net revenues                            6,015,543                               8,098,010     11,998,577    15,612,607

Expenses:
     Interest                                 1,886,555                               2,328,262      4,089,909     4,476,692
     Salaries and employee benefits           1,793,343                               2,018,069      3,879,761     4,300,281
     Marketing                                  822,067                                 336,199      1,411,875       513,413
     Provision for credit losses                648,970                                 892,631      7,012,778     2,126,134
     Other                                    1,465,274                               1,717,586      3,949,047     3,018,415
                                            ------------                             -----------   ------------  ------------
Total expenses                                6,616,209                               7,292,747     20,343,370    14,434,935
                                            ------------                             -----------  -------------  ------------
Income (loss) before income taxes              (600,666)                                805,263     (8,344,793)    1,177,672
Income tax                                          ---                                (322,036)           ---      (471,000)
                                            -------------                            -----------  -------------  ------------
Net income (loss)                           $  (600,666)                             $  483,227   $ (8,344,793)  $   706,672
                                            =============                            ===========  =============  ============


Net income (loss) per share                 $     (0.10)                             $     0.08   $      (1.38)  $      0.12
                                            =============                            ===========  =============  ============

Weighted average shares outstanding           6,031,557                               6,022,000      6,037,228     6,022,000
                                            ============                             ===========  =============  ============

See  accompanying  notes.

                        General Acceptance Corporation

                                Consolidated Statements of Cash Flows
                                             (Unaudited)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                    1997                         1996
                                                            -------------  ---------------------------
OPERATING ACTIVITIES
Net income (loss)                                           $ (8,344,793)  $                  706,672
Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
          Depreciation of property and equipment                 368,900                      308,166
          Amortization of deferred costs and revenues,
               net                                                45,256                       73,286
          Provision for credit losses                          7,012,778                    2,126,134
          Changes in operating assets and liabilities:
                (Increase) decrease in other assets and
                     taxes receivable                           (247,609)                     827,094
                Increase (decrease) in accounts payable
                     and accrued expenses                        255,393                     (213,414)
                Increase in purchased and trade inventory     (4,678,727)                    (214,228)
                                                            -------------  ---------------------------
Net cash (used in) provided by operating activities           (5,588,802)                   3,613,710

INVESTING ACTIVITIES
Cost of acquiring or originating contracts receivable        (30,536,849)                 (37,405,424)
Principal collected on contracts receivable                   28,989,533                   30,289,642
Proceeds from sales of contracts receivable                   41,880,505                          ---
Purchases of property and equipment                             (401,399)                    (878,456)
                                                             ------------                  -----------
Net cash provided by (used in) investing activities           39,931,790                   (7,994,238)


FINANCING ACTIVITIES
Borrowings on revolving line of credit                        36,099,398                   48,213,844
Repayments of revolving line of credit                       (80,215,269)                 (44,034,351)
Borrowings on bank line                                        1,000,000                          ---
Repayments of bank line                                       (4,000,000)                         ---
Issuance of subordinated notes                                12,250,000                          ---
                                                             ------------                 ------------
Net cash (used in) provided by financing activities          (34,865,871)                   4,179,493
                                                            -------------  ---------------------------

Net increase in cash and cash equivalents                       (522,883)                    (201,035)
Cash and cash equivalents at beginning of period               1,683,429                      557,206
                                                            -------------  ---------------------------
Cash and cash equivalents at end of period                  $  1,160,546   $                  356,171
                                                            =============  ===========================

                See  accompanying  notes.

                        General Acceptance Corporation

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                                June 30, 1997

Note  1.          Basis  of  Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.    In  the  opinion  of  management,  all  adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet as of December 31, 1996 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note  2.          Net  Income  Per  Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three and six month periods ending June 30, 1997 and June 30, 1996 is not material.



Note  3.          Issuance  of  Convertible  Subordinated  Debt

     On April 11, 1997, the Company issued $13.3 million of 12.0% convertible subordinated notes in exchange for $10.0 million cash and the surrender of $3.3 million of previously issued 12.0% unsecured notes. The newly issued notes require the payment of interest only, mature on the third anniversary of issuance, and are unsecured. The notes are convertible at any time while they are outstanding into common stock of the Company at a conversion rate of $3.00 per share. Cash proceeds from the issuance of the notes were used to repay borrowings under the Company's revolving line of credit.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF
                       OPERATIONS

     Information regarding the components of contracts receivable, net is presented below.


                                     JUNE 30,       DECEMBER 31,
                                             1997            1996
                                     -------------  --------------
Contractually scheduled payments     $ 91,769,699   $ 146,744,916
Add (deduct):
     Unearned interest income         (20,077,299)    (30,006,489)
     Accrued interest income              145,021         354,333
     Unearned insurance commissions       (44,272)        (29,820)
     Net deferred acquisition costs        19,824          68,362
                                     -------------  --------------
Contracts receivable                   71,812,973     117,131,302
Allowance and discount available
     for credit losses                 (7,299,049)    (10,611,268)
                                     -------------  --------------
Contracts receivable, net            $ 64,513,924   $ 106,520,034
                                     =============  ==============


Changes in the components of amounts available for credit losses during the six and three month periods ended June 30, 1997 are presented below:


                                        ALLOWANCE     DEALER PARTICIPATION
                                        AND           RESERVES
                                        DISCOUNT                              TOTAL
                                        ------------  ----------------------  -------------
Balance December 31, 1996               $10,611,268   $           1,855,223   $ 12,466,491
Additions                                 8,763,818               1,398,899     10,162,717
Charge-offs, net                         (9,052,566)             (1,580,110)   (10,632,676)
Allocated to contracts receivable sold   (3,023,471)               (628,077)    (3,651,548)
                                        ------------  ----------------------  -------------
Balance June 30, 1997                   $ 7,299,049   $           1,045,935   $  8,344,984
                                        ============  ======================  =============

Balance March 31, 1997                  $ 9,877,766   $           1,495,420   $ 11,373,186
Additions                                 1,745,167                 733,526      2,478,693
Charge-offs, net                         (2,553,895)               (601,648)    (3,155,543)
Allocated to contracts receivable sold   (1,769,989)               (581,363)    (2,351,352)
                                        ------------  ----------------------  -------------
Balance June 30, 1997                   $ 7,299,049   $           1,045,935   $  8,344,984
                                        ============  ======================  =============


     Information on the Company's charge-off rate, total available for credit losses and delinquency ratio is presented below:


                                                         JUNE 30, 1997   DECEMBER 31, 1996
                                                         --------------  ------------------
Net charge-offs to monthly average contracts
     receivable (1)                                              23.75%              24.73%
Delinquency ratio (2)                                             1.49%               1.82%
Allocated portion of total available for credit losses
     as a percentage of contracts receivable (3):
          Held for sale                                            ---                7.69%
          Held for investment                                    11.62%              13.25%

(1)       Ratio of net charge-offs to average contracts receivable for the six months ended
June  30,  1997  and  the  year  ended December 31, 1996, is stated on an annualized basis.
(2)     Contracts receivable, gross relating to contracts which were contractually past due
60  days or more, as a percentage of total contracts receivable, gross as of the end of the period  indicated.
(3)       Total available for credit losses is defined as the sum of allowance and discount available  for  credit  losses  and  dealer  participation  reserves.



THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997, COMPARED TO THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996

Finance  Revenues

     Total finance revenues decreased from $7.7 million for the second quarter of 1996 to $4.3 million for the same period of 1997, or 43.6% and from $14.8 million for the first six months of 1996 to $9.8 million for the same period of 1997, or 33.6%. The decrease in both periods over the comparable 1996 periods was due to a lower level of contracts receivable. The Company sold $45.0 million of contracts receivable in certain markets consistent with its business strategy of focusing on its better performing markets. The sales of contracts receivable took place during the period from November 1996 through April 1997.

     Interest and discount revenues decreased from $6.8 million for the second quarter of 1996 to $4.0 million for the same period of 1997, or 40.6% and from $13.5 million for the first six months of 1996 to $9.3 million for the same period of 1997, or 31.0%. The decrease in both periods was due primarily to a decrease in average contracts receivable from $122.7 million for the second quarter 1996 to $74.3 million for the same period of 1997, or 39.4% and from $123.7 million for the first six months of 1996 to $89.5 million for the same period of 1997, or 27.6%. The decrease in average contracts receivable was primarily due to the decision to sell substantially all of the contracts receivable originated in the markets the Company had decided to exit. The average yield on contracts receivable during the second quarter of 1996 was 22.0% compared to 20.0% for the same period of 1997 and was 21.7% for the first six months of 1996 as compared to 19.9% for the same period of 1997. The decrease in both periods was due primarily to an increase in the portion of the contract interest rate related to dealer participation reserves against which losses can be charged.

     Ancillary products revenue decreased from $840,000 in the second quarter of 1996 to $31,000 for the same period of 1997, or 96.3% and from $974,000 for the first six months of 1996 to $118,000 for the same period of 1997, or 87.9%. The decrease in both 1997 periods over the comparable 1996 periods was due primarily to the suspension of both a secured Visa credit card offered by the Company as co-brander and a related motor club program. The Company is currently looking for an alternate Visa card issuer, but expects that any such program will be significantly less profitable than the Company's prior program.

     Other revenues increased from $105,000 in the second quarter of 1996 to $300,000 for the same period of 1997, or 184.5% and from $304,000 for the first six months of 1996 to $389,000 for the same period of 1997, or 27.9%. The increase in the second quarter of 1997 compared to the same period of 1996 was due primarily to an increase in earned premiums associated with credit life and disability policies produced and reinsured by the Company.

Net  Dealership  Revenues

     Sales of purchased and trade vehicles increased from $1.0 million in the second quarter of 1996 to $8.0 million in the same period of 1997, or 673.7% and from $1.9 million for the first six months of 1996 to $13.4 million for the same period of 1997, or 608.4%. The increase in both 1997 periods over the comparable 1996 periods was due primarily to the increase in the number of purchased and trade vehicles sold as a result of (i) the Company's decision in early 1997 not to maintain an auto repossession inventory at the Company dealerships, thereby allowing the Company dealerships to concentrate on the sale of purchased and trade vehicles, and (ii) an increase in the number of Company dealerships from nine as of June 30, 1996 to 16 as of June 30, 1997.

     Cost of sales of purchased and trade vehicles increased from $857,000 in the second quarter of 1996 to $6.7 million in the same period of 1997 and from $1.5 million for the first six months of 1996 to $11.8 million for the same period of 1997. The gross margin percentage (defined as the difference between sales and cost of sales, divided by sales) decreased from 17.2% in the second quarter of 1996 to 16.9% in the same period of 1997 and from 20.2% for the first six months of 1996 to 12.4% for the same period of 1997. The decrease for the first six months of 1997 over the comparable period of 1996 was due primarily to the higher volume of purchased and trade vehicles which were sold wholesale at auctions during the first quarter of 1997.

     Other revenue generated by the Company dealerships increased from $220,000 in the second quarter of 1996 to $320,000 in the same period of 1997, or 45.4% and from $460,000 for the first six months of 1996 to $524,000 for the same period of 1997, or 14.0%. The increase for both periods of 1997 over the comparable periods of 1996 was due primarily to the reintroduction of a Gap protection product in October 1996. This product was discontinued in March 1995 due to regulatory uncertainties surrounding the product which have since been clarified.

     As a result of the foregoing, total net dealership revenues increased from $398,000 for the second quarter of 1996 to $1.7 million for the same period of 1997, or 320.0% and from $843,000 for the first six months of 1996 to $2.2 million for the same period of 1997, or 159.5%.

Expenses

     Interest expense decreased from $2.3 million for the second quarter of 1996 to $1.9 million for the same period of 1997, or 19.0% and from $4.5 million for the first six months of 1996 to $4.1 million for the same period of 1997, or 8.6%. The decrease in both 1997 periods from the comparable 1996 periods was due primarily to a decrease in the average level of borrowings from $97.7 million for the second quarter of 1996 to $65.1 million for the same period of 1997 and from $96.7 million for the first six months of 1996 to $77.6 million for the same period of 1997. The decrease in average borrowings was due primarily to the application of proceeds from the sale of contracts receivable to reduce borrowings under the Company's revolving line of credit. This was partially offset by higher borrowing costs for the comparable periods of 1996 and 1997. The Company's average borrowing cost for the second quarter of 1996 was 9.4% compared to 10.8% for the same period of 1997 and 9.1% for the first six months of 1996 compared to 10.0% for the same period of 1997. Higher borrowing costs for both 1997 periods over the comparable 1996 periods were due primarily to an increase in the spread over LIBOR on the Company's revolving line of credit. The spread over LIBOR was 4.0% as of June 30, 1996 and 6.5% as of June 30, 1997, although for most of the second quarter of 1997 the spread was 4.5%. In addition, for the first six months of 1997, the Company's borrowings under the bank line of credit and subordinated debt agreements increased borrowing costs as compared to the first six months of 1996 as the only borrowings during the same period of 1996 were under the revolving line of credit. As of June 30, 1997, the interest rates on the bank line of credit and the subordinated notes were 10.0% and 12.0%, respectively.

     Salaries and employee benefit expenses decreased from $2.0 million for the second quarter of 1996 to $1.8 million for the same period of 1997, or 11.1% and from $4.3 million for the first six months of 1996 to $3.9 million for the same period of 1997, or 9.8%. The decrease for the first six months of 1997 over the comparable period of 1996 was due primarily to a decrease in full-time equivalent employees from 339 as of June 30, 1996 to 248 as of June 30, 1997. The decrease in full-time equivalent employees was due primarily to headcount reductions associated with the closing of nine branch offices during the period from March 1996 to June 1997 and reductions in staff at Company headquarters partially offset by higher employment due to a net increase of eight Company dealerships during the same period.

     Marketing costs increased from $336,000 for the second quarter of 1996 to $822,000 for the same period of 1997, or 144.5%, and from $513,000 for the first six months of 1996 to $1.4 million for the same period of 1997, or 175.0%. The increase in both periods was due primarily to increased advertising expenses associated with a higher number of Company dealerships as well as advertising expenses associated with the introduction of Drive Home USA Auto Company as the new name for the Company dealerships in Indiana.

     The provision for credit losses decreased from $893,000 for the second quarter of 1996 to $649,000 for the same period of 1997, or 27.3% while provision expense increased from $2.1 million for the first six months of 1996 to $7.0 million for the same period of 1997, or 229.8%. The decrease for the second quarter of 1997 over the comparable 1996 period was due primarily to an additional provision required in the second quarter of 1996 to restore the allowance and discount available for credit losses to a level deemed acceptable by management. Such a provision was not deemed necessary for the second quarter of 1997. The increase for the first six months of 1997 as compared to the same period of 1996 was due primarily to losses experienced in liquidating the Company's repossession inventory at auctions at lower than expected prices during the first quarter of 1997, and the Company's decision during the first quarter of 1997 to further strengthen credit loss reserves.

     The total available for credit losses was $8.3 million as of June 30, 1997. The total available for credit losses as a percentage of contracts receivable was 11.6% as of June 30, 1997 compared to 12.1% as of June 30, 1996 and 10.6% as of December 31, 1996. The Company's 60 day contractual delinquency rate was 1.5% as of June 30, 1997 as compared to 1.7% as of June 30, 1996, 1.8% as of December 31, 1996 and 1.8% as of March 31, 1997.

     Other expenses decreased from $1.7 million for the second quarter of 1996 to $1.5 million for the same period of 1997, or 14.7% and increased from $3.0 million during the first six months of 1996 to $3.9 million for the same period of 1997, or 30.8%. The decrease for the second quarter of 1997 as compared to the same period of 1996 was due to a number of factors, including:
(i) a decrease in the loss provision connected to the Visa credit card program that was offered in the second quarter of 1996 but not in 1997; (ii) a reduction in various state taxes as a result of the net operating loss carry-back and (iii) reduced repossession expenses in 1997 as compared to 1996. These reductions in expense were partially offset by increased rent and computer support fees due to the increase in Company dealerships and credit life claims and commission expense associated with insurance policies produced and reinsured by the Company. The increase in other expenses for the first six months of 1997 as compared to the same period of 1996 was due to a number of factors including: (i) increased rent, utility and depreciation expense associated with operating the expanded network of Company dealerships and occupancy of the new corporate offices in 1997; (ii) an increase in the loss provision connected with the Visa credit card program; (iii) credit life claims and commission expense associated with insurance policies produced and reinsured by the Company, and (iv) increased computer support and maintenance fees associated with the computer system used by the Company dealerships. The increase was partially offset by the reduction of various state taxes as a result of the net operating loss carry-back and reduced repossession expense in 1997 compared to 1996.

     As a result of the foregoing factors, the Company's net income before income taxes decreased from $805,000 for the second quarter of 1996 to a net loss of $(601,000) for the same period of 1997 and from $1.2 million for the first six months of 1996 to a net loss of $(8.3 million) for the same period of 1997.


Income  Taxes

     In the second quarter of 1996, income tax expense was $322,000 and for the first six months of 1996 was $471,000, representing a combined federal and state income tax rate of 40.0% for each period. For the second quarter and first six months of 1997, the income tax benefit was $240,000 and $3.3 million, respectively, both of which were fully offset by an increase of a like amount in the valuation allowance against deferred tax assets. In the fourth quarter of 1996, management assessed the realizability of the deferred tax assets, and based on that assessment, decided to fully reserve for it. That assessment remains unchanged as of the end of the second quarter of 1997.
 In future periods, management will review the valuation allowance in light of the then current situation. To the extent the Company generates taxable income in such future periods, and the decision is made to reverse the valuation allowance, it would have the effect of reducing recorded tax expense. As of June 30, 1997, deferred tax assets and the corresponding valuation allowance each amounted to $8.0 million.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's principal need for cash is to fund contract acquisitions from Company dealerships and third-party dealers. Cash used for this purpose decreased from $37.4 million for the first six months of 1996 to $30.5 million for the same period of 1997. The primary reason for the decrease was the Company's decision, consistent with its business strategy, to exit certain markets. In 1996 and 1997, the Company funded its contract purchases with borrowings under a revolving line of credit (the "Line") with General Electric Capital Corporation ("GE Capital"), cash payments received from obligors and cash generated from operations. Borrowings under the Line were $98.3 million as of June 30, 1996 and $49.9 million as of June 30, 1997.

     The Company's secondary need for capital is to fund the acquisition of purchased and trade inventory. As of June 30, 1996, purchased and trade inventory was $1.0 million compared to $7.2 million as of June 30, 1997. The bank line of credit, which was previously used to fund purchased and trade inventory, has been paid down to $1.5 million from availability under the Line.

     The Company sold contracts receivable during the second quarter of 1997 in a manner consistent with its business strategy of exiting certain markets. On April 8, 1997, the Company sold contracts receivable for 92.7% of contract balance of $24.7 million. On April 17, 1997 the Company sold contracts receivable for 95.5% of contract balance of $4.3 million. No material gain or loss was recorded in connection with these sales. Proceeds from the sales were used to reduce borrowings under the Line. Because the sale proceeds were in excess of the amounts borrowed against these contracts under the Line, additional liquidity was created for the Company. As of June 30, 1997, the Company had completed the sale of contracts receivable in accordance with its plans to focus its financing operations on its core states of Indiana, Ohio and Florida. The Company may make future sales of contracts receivable from time to time as funding or other needs dictate.

On April 11, 1997, the Company issued $10.0 million of 12.0% convertible subordinated notes to an affiliate of Conseco, Inc. ("Conseco") in exchange for cash. On the same date, the Company also issued $3.3 million of such notes to certain principal shareholders of the Company and their relatives in exchange for a like amount of 12.0% unsecured demand notes held by them. The two issues of notes have identical terms. The notes require payments of interest only, mature on the third anniversary of issuance, and are unsecured.
 The notes are convertible at any time while they are outstanding into common stock of the Company at a conversion rate of $3.00 per share. The conversion feature was approved by shareholders at the Company's July 8, 1997 annual meeting. In conjunction with the issuance of the convertible subordinated notes, the Company, Conseco and certain of the Company's principal shareholders entered into an agreement whereby the principal shareholders agreed to vote in favor of the election of two of Conseco's director nominees and Conseco agreed to vote all of its voting shares in favor of the election of one of the principal shareholders' director nominees. In accordance with this agreement, a second Conseco director was elected to join the Company's board on April 10, 1997. In addition, in the event that Conseco makes a tender offer to all of the Company's shareholders, the principal shareholders shall, under certain circumstances including the tender and acceptance of 25% of the issued and outstanding shares of Common Stock not held by the principal shareholders and a minimum tender offer price of $4.00 per share, tender a quantity of shares of common stock so that the principal shareholders' ownership will be less than 20% of the issued and outstanding shares of common stock, including shares to be issued under the convertible subordinated notes, of the Company upon the completion of the tender offer. Conseco also has the right to appoint one person to act in an operations capacity for the Company. Cash proceeds from issuance of the notes of $10.0 million were used to repay borrowings under the Line.

The Company's decision at the end of the third quarter of 1996 to dispose of a significant portion of its repossession inventory through wholesale channels also provided cash during the fourth quarter of 1996 and the first six months of 1997.

     As a result of the reduction in the volume of contracts acquired from third-party dealers, the sale of a portion of the Company's portfolio of contracts receivable, the issuance of the $10.0 million convertible subordinated notes and the wholesaling of repossession inventory, all as described above, borrowings under the Line were reduced from $94.0 million as of December 31, 1996 to $49.9 million as of June 30, 1997.

Also on April 11, 1997, the Company entered into an Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement ("Restated Agreement") with GE Capital. Under the terms of the Restated Agreement, the Company is permitted to borrow up to the lesser of $70.0 million or 78% of contracts receivable (the "New Line"), subject to certain limitations. The Restated Agreement includes a number of financial and operating covenants including a prohibition on the payment of dividends and the requirement that any new branch offices to be opened by the Company be approved in advance by GE Capital. The interest rate on the New Line is one-month LIBOR plus 4.5%. A $350,000 line fee was paid to GE Capital in connection with the New Line, which expires on January 1, 1998.

     As a result of the loss recorded in the first quarter of 1997 due to the provision for credit losses and the increase in the valuation allowance against deferred tax assets, the Company failed to comply with certain financial covenants under the Restated Agreement. Accordingly, the interest rate on the New Line was increased to LIBOR plus 6.5% on June 5, 1997. The Company continues to negotiate with GE Capital in an effort to remedy the out-of-compliance situation. While these negotiations continue, GE Capital agreed to reduced the interest rate to the pre-default rate of LIBOR plus 4.5%.

     Maximum permitted borrowings under the New Line of $70.0 million are in excess of actual borrowings as of June 30, 1997 of $49.9 million. The Company believes that the difference of $20.1 million provides the Company with adequate available lines of credit to implement its business strategy through the end of 1997. Furthermore, the Company believes that it has sufficient liquidity to acquire contracts and purchased and trade automobile inventory, as well as to meet its daily operating requirements both at present and through the end of 1997.

     As of April 30, 1997, the bank line of credit was renewed as a reducing line of credit maturing August 31, 1997. As of June 30, 1997, outstandings under the bank line of credit were $1.5 million. Required monthly principal reductions under the bank line of credit will be made from availability under the New Line.

The Company's strategy is to acquire and originate contracts and acquire purchased and trade inventory consistent with maximum permitted indebtedness under the New Line and the bank line of credit. The Company continues to explore alternatives for replacing the bank line of credit. The Company is evaluating various alternative funding strategies including additional lines of credit and securitization which would permit additional growth in the Company's portfolio of contracts receivable. However, no assurance can be given that the Company will be successful in its efforts to replace the bank line of credit or implementing any of the various funding strategies currently being explored.

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


ITEM  2.          CHANGES  IN  SECURITIES

     On April 11, 1997, the Company issued $10.0 million of 12.0% convertible subordinated notes to Capitol American Life Insurance Company, an affiliate of Conseco, Inc. for cash. In addition, the Company issued $3.3 million of identical notes to the Company's Chairman and Chief Executive Officer, the President and Chief Operating Officer and members of their immediate families in exchange for the surrender of $3.3 million of previously issued 12.0% unsecured notes held by them. The newly issued notes require the payment of interest only, mature on the third anniversary of issuance, and are unsecured.
 The notes are convertible at any time while they are outstanding at the option of the holder into common stock of the Company at a conversion rate of $3.00 per share. Cash proceeds from the issuance of the notes were used to repay borrowings under the Company's revolving line of credit. The notes were issued in a privately negotiated transaction and in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the second quarter of 1997.


ITEM  5.          OTHER  INFORMATION

     None.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)          Exhibits


11.1  Statement Re: Computation of Per Share Earnings.

27.0  Financial Data Schedule.



b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      GENERAL ACCEPTANCE CORPORATION



Date  August 7, 1997  /s/  Russell E. Algood
      --------------  ------------------------------
                      Russell. E. Algood
                      President and
                      Chief Operating Officer


Date  August 7, 1997  /s/  Martin C. Bozarth
      --------------  ------------------------------
                      Martin C. Bozarth
                      Chief Financial Officer


















































                                 Exhibit 11.1



                                               GENERAL ACCEPTANCE CORPORATION
                                      Statement Re:  Computation of Per Share Earnings
Exhibit  11.1


THREE MONTHS                                                             SIX MONTHS
ENDED JUNE 30,                                                           ENDED JUNE 30,
----------------------------------------------------------               --------------
                                                                 1997*                         1996        1997*         1996
                                                            -----------                  ----------  ------------  ----------
Primary:
     Weighted average shares outstanding                     6,022,000                    6,022,000    6,022,000    6,022,000
     Net effect of dilutive stock options - based on the
          treasury stock method using the average
          market price                                           9,557                          ---       15,228          ---
                                                            -----------                  ----------  ------------  ----------
     Total weighted average shares                           6,031,557                    6,022,000    6,037,228    6,022,000
                                                            ===========                  ==========  ============  ==========
     Net income (loss)                                      $ (600,666)                  $  483,227  $(8,344,793)  $  706,672
                                                            ===========                  ==========  ============  ==========
     Per share amount                                       $    (0.10)                  $     0.08  $     (1.38)  $     0.12
                                                            ===========                  ==========  ============  ==========
Fully diluted:
     Weighted average shares outstanding                     6,022,000                    6,022,000    6,022,000    6,022,000
     Net effect of dilutive stock options - based on  the
          treasury stock method using the period-end
          market price, if greater than average market
          price                                                  9,557                          ---       15,228          ---
                                                            -----------                  ----------  ------------  ----------
     Total weighted average shares outstanding               6,031,557                    6,022,000    6,037,228    6,022,000
                                                            ===========                  ==========  ============  ==========
     Net income (loss)                                      $ (600,666)                  $  483,227  $(8,344,793)  $  706,672
                                                            ===========                  ==========  ============  ==========
     Per share amount                                       $    (0.10)                  $     0.08  $     (1.38)  $     0.12
                                                            ===========                  ==========  ============  ==========


* - Conversion  of  the  12%  subordinated notes is not assumed in the computation because its effect is antidilutive.