Form 10-Q
period 1997-09-30
GENERAL ACCEPTANCE CORP /IN/
filed 1997-11-14
CIK 937965

18

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

FORM  10-Q




x          Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  Quarterly  Period
              ended  September  30,  1997.

     Transition  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934  for  the  Transition  Period
              From  ______  to  _____.


                        GENERAL ACCEPTANCE CORPORATION
            (Exact name of Registrant as specified in its charter)



                     Commission File Number:     0-25760





Indiana                                                          35-1739977
(State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)



1025 Acuff Road
Bloomington, Indiana                                                  47404
(Address of Principal Executive Offices)                         (Zip Code)





              Registrant's telephone number:     (812) 337-6000




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

     Common Stock, no par value, 25,000,000 shares authorized, 6,022,000 shares issued and outstanding as of November 11, 1997.

                                  FORM 10-Q

                              TABLE OF CONTENTS



                                                                                                       Page
                                                                                                       ----
PART I      Financial Information                                                                         3

Item 1.     Financial Statements                                                                          3

            Consolidated Balance Sheets                                                                   3

            Consolidated Statements of Operations                                                         4

            Consolidated Statements of Cash Flows                                                         5

            Notes to Consolidated Financial Statements                                                    6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                          9

            Finance Revenues                                                                             10

            Expenses                                                                                     11

            Income Taxes                                                                                 13

            Discontinued Operations                                                                      14

            Liquidity and Capital Resources                                                              15

            Forward-Looking Statements                                                                   17

PART II.    Other Information                                                                            18

Item 1.     Legal Proceedings                                                                            18

Item 2.     Changes In Securities                                                                        18

Item 3.     Defaults Upon Senior Securities                                                              18

Item 4.     Submission of Matters to a Vote of Security Holders                                          18

Item 5.     Other Information                                                                            19

Item 6.     Exhibits and Reports on Form 8-K                                                             19

Signatures                                                                                         20

 PART  I
ITEM  1.          FINANCIAL  STATEMENTS

                                   General Acceptance Corporation
                                    Consolidated Balance Sheets


                                                           SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                           --------------------  -------------------
                                                                    (UNAUDITED)             (NOTE 1)
ASSETS
Contracts receivable:
     Held for investment                                   $        76,562,726   $       62,263,129
     Held for sale                                                         ---           54,868,173
                                                           --------------------  -------------------
                                                                    76,562,726          117,131,302
Allowance and discount available for credit losses                  (7,484,491)         (10,611,268)
                                                           --------------------  -------------------
Contracts receivable, net                                           69,078,235          106,520,034

Cash and cash equivalents                                            1,127,174            1,683,429
Repossessions                                                          938,618            7,534,045
Purchased and trade automobile inventory                             5,904,543            2,518,069
Property and equipment, net                                          2,587,988            2,539,135
Taxes receivable                                                       807,238              568,908
Prepaid guarantee fee                                               23,286,290                  ---
Other assets                                                         2,800,801            2,282,654
                                                           --------------------  -------------------
Total assets                                               $       106,530,887   $      123,646,274
                                                           ====================  ===================

LIABILITIES
Debt:
     Revolving line of credit                              $        55,201,695   $       93,977,001
     Bank line of credit                                                   ---            4,500,000
     Subordinated notes                                             14,750,000            1,000,000
                                                           --------------------  -------------------
Total debt                                                          69,951,695           99,477,001

Accounts payable and accrued expenses                                4,229,817            4,650,695
Accrual for discontinued operations                                  2,600,000                  ---
Dealer participation reserves available
     for credit losses                                               1,177,256            1,855,223
                                                           --------------------  -------------------
Total liabilities                                                   77,958,768          105,982,919

STOCKHOLDERS' EQUITY
Preferred stock; no par value; authorized
     shares - 5,000,000; no shares issued or outstanding                   ---                  ---
Common stock; no par value;
     authorized shares - 25,000,000;
     issued and outstanding shares - 6,022,000                      29,792,573           29,792,573
Additional paid-in capital                                          24,062,500                  ---
Retained earnings (deficit)                                        (25,282,954)         (12,129,218)
                                                           --------------------  -------------------
Total stockholders' equity                                          28,572,119           17,663,355
                                                           --------------------  -------------------
Total liabilities and stockholders' equity                 $       106,530,887   $      123,646,274
                                                           ====================  ===================

     See  accompanying  notes.

                        General Acceptance Corporation
                    Consolidated Statements of Operations
                                 (Unaudited)



                                              THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------  ---------------------------------
                                                                          1997                               1996           1997
                                             ----------------------------------  ---------------------------------  -------------
Finance revenues:
     Interest and discount                   $                       3,731,261   $                      7,021,734   $ 13,026,544
     Ancillary products                                                 64,091                            618,804        161,604
     Other                                                              55,319                             11,557        444,735
                                             ----------------------------------  ---------------------------------  -------------
Total finance revenues                                               3,850,671                          7,652,095     13,632,883

Expenses:
     Interest                                                        1,726,081                          2,184,597      5,375,353
     Salaries and employee benefits                                    914,924                          1,554,147      3,254,561
     Marketing                                                          29,829                             66,506        122,370
     Provision for credit losses                                       200,000                          4,700,000      5,884,000
     Guarantee fee                                                     776,210                                ---        776,210
     Other                                                             833,542                          1,519,636      2,491,820
                                             ----------------------------------  ---------------------------------  -------------
Total expenses                                                       4,480,586                         10,024,886     17,904,314
                                             ----------------------------------  ---------------------------------  -------------
Income (loss) from continuing
     operations before taxes                                          (629,915)                        (2,372,791)    (4,271,431)
Provision for income taxes                                                 ---                           (949,116)           ---
                                             ----------------------------------  ---------------------------------  -------------
Income (loss) from continuing
     operations                                                       (629,915)                        (1,423,675)    (4,271,431)
                                             ----------------------------------  ---------------------------------  -------------

Discontinued operations:
     Loss from operations of
          discontinued company-owned
          dealership business                                       (1,579,028)                          (934,282)    (6,282,305)
     Loss on abandonment and sale of
          company-owned dealership
          business,  including provision of
          $700,000 for operating losses
          during phase-out period                                   (2,600,000)                               ---     (2,600,000)
                                             ----------------------------------  ---------------------------------  -------------
                                                                    (4,179,028)                          (934,282)    (8,882,305)
                                             ----------------------------------  ---------------------------------  -------------

Net loss                                     $                      (4,808,943)  $                     (2,357,957)  $(13,153,736)
                                             ==================================  =================================  =============

Net income (loss) from continuing
     operations per share                    $                           (0.10)  $                          (0.24)  $      (0.71)
                                             ==================================  =================================  =============

Net loss per share                           $                           (0.80)  $                          (0.39)  $      (2.18)
                                             ==================================  =================================  =============

Weighted average shares outstanding                                  6,022,885                          6,022,000      6,024,916
                                             ==================================  =================================  =============




                                                    1996
                                             ------------
Finance revenues:
     Interest and discount                   $20,510,553
     Ancillary products                        1,781,102
     Other                                       316,198
                                             ------------
Total finance revenues                        22,607,853

Expenses:
     Interest                                  6,661,289
     Salaries and employee benefits            5,241,188
     Marketing                                   262,051
     Provision for credit losses               5,925,000
     Guarantee fee                                   ---
     Other                                     3,971,756
                                             ------------
Total expenses                                22,061,284
                                             ------------
Income (loss) from continuing
     operations before taxes                     546,569
Provision for income taxes                       218,628
                                             ------------
Income (loss) from continuing
     operations                                  327,941
                                             ------------

Discontinued operations:
     Loss from operations of
          discontinued company-owned
          dealership business                 (1,979,226)
     Loss on abandonment and sale of
          company-owned dealership
          business,  including provision of
          $700,000 for operating losses
          during phase-out period                    ---
                                             ------------
                                              (1,979,226)
                                             ------------

Net loss                                     $(1,651,285)
                                             ============

Net income (loss) from continuing
     operations per share                    $      0.05
                                             ============

Net loss per share                           $     (0.27)
                                             ============

Weighted average shares outstanding            6,022,000
                                             ============

 See  accompanying  notes.

                        General Acceptance Corporation

                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                                                         1997           1996
                                                             ---------------------------------  -------------
OPERATING ACTIVITIES
Net loss                                                     $                    (13,153,736)  $ (1,651,285)
Adjustments to reconcile net loss to net cash (used
     in) provided by operating activities:
          Depreciation of property and equipment                                      558,651        488,699
          Amortization of deferred origination costs and
              revenues, net                                                           (65,715)       122,932
          Amortization of prepaid guarantee fee                                       776,210            ---
          Provision for credit losses:
               Company dealership originated contracts                              2,650,298      1,694,558
               Third party originated contracts                                     5,884,000      5,925,000
          Changes in operating assets and liabilities:
               Increase in other assets and taxes
                    receivable                                                       (756,477)    (1,359,682)
               Increase (decrease) in accounts payable
                    and accrued expenses                                             (420,878)     3,724,286
               Increase in accrual for loss on discontinued
                    operations                                                      2,600,000            ---
               (Increase) decrease in purchased and trade
                    inventory                                                      (3,386,474)     1,505,522
                                                             ---------------------------------  -------------
Net cash (used in) provided by operating activities                                (5,314,121)    10,450,030

INVESTING ACTIVITIES
Cost of acquiring or originating contracts receivable                             (32,947,490)   (62,796,121)
Principal collected on contracts receivable                                        25,957,661     47,074,546
Proceeds from sales of contracts receivable                                        41,880,505            ---
Purchases of property and equipment                                                  (607,504)    (1,307,752)
                                                             ---------------------------------  -------------
Net cash (used in) provided by investing activities                                34,283,172    (17,029,327)


FINANCING ACTIVITIES
Borrowings on revolving line of credit                                             52,195,762     79,477,381
Repayments of revolving line of credit                                            (90,971,068)   (75,950,158)
Borrowings on bank line                                                             1,000,000      4,300,000
Repayments of bank line                                                            (5,500,000)           ---
Issuance of subordinated notes                                                     13,750,000            ---
                                                             ---------------------------------  -------------
Net cash (used in) provided by financing activities                               (29,525,306)     7,827,223
                                                             ---------------------------------  -------------

Net increase (decrease) in cash and cash equivalents                                 (556,255)     1,247,926
Cash and cash equivalents at beginning of period                                    1,683,429        557,206
                                                             ---------------------------------  -------------
Cash and cash equivalents at end of period                   $                      1,127,174   $  1,805,132
                                                             =================================  =============

             See  accompanying  notes.

                        General Acceptance Corporation

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                              September 30, 1997

Note  1.          Basis  of  Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.    In  the  opinion  of  management,  all  adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet as of December 31, 1996 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note  2.          Recent  Accounting  Pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The impact of SFAS 128 on the calculation of primary and fully diluted earnings per share for the three and nine months ended September 30, 1997 is not material.

In  June 1997, the FASB issued Statement of Financial Accounting Standards No.
130  ("SFAS  130"),  "Reporting  Comprehensive  Income".    This  statement
establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

Note  3.          Issuance  of  Convertible  Subordinated  Debt  and  Warrants

     On September 16, 1997, Conseco, Inc. guaranteed $10.0 million of the Company's indebtedness under its revolving line of credit. As a condition for the issuance of the guarantee, the Company agreed, subject to shareholder approval, to issue to Conseco, Inc. warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. As a result of the issuance of the warrants, the conversion price of $13.25 million in previously issued subordinated notes, $10.0 million of which are held by Capitol American Life Insurance Company, an affiliate of Conseco, Inc., is reduced from $3.00 to $1.00. In addition, the Company paid to Conseco, Inc. a fee of $300,000 for issuing the guarantee. Amounts funded under the guarantee, if any, would trigger the issuance by the Company of a like amount of 12% convertible subordinated notes to Conseco, Inc. The notes would be convertible into common stock of the Company at a conversion price of the then current book value per share, but not less than $0.25.

     As a further condition for the issuance of the guarantee, the Company exchanged existing unsecured indebtedness of $1.5 million from certain principal stockholders for a like amount of 12% convertible subordinated notes which mature June 30, 1999. These notes have terms identical to the notes issuable to Conseco, Inc. in connection with any amounts funded under the guarantee, except that, subject to shareholder approval, they may only be converted on a pro rata basis concurrently with or following the conversion of the notes issuable to Conseco, Inc.


Note  4.          Discontinued  Operations

     As of the end of the third quarter of 1997, the Company adopted plans for closure and sale by the end of January 1998 of its company-owned dealerships, and accordingly, has classified the results of those operations as discontinued. A charge of $2.6 million was recorded in the third quarter of 1997 which consisted of $1.9 million in estimated losses on the closing and sale of the company-owned dealerships, and $700,000 in estimated operating losses during the phase-out period. No tax benefit was recorded in connection with this charge. The $2.6 million charge is based on estimates of future events, including the loss on disposal of purchased and trade vehicle inventory at auctions and operating results of the company-owned dealerships during the phase-out period. It is reasonably possible that a material change to this estimate could occur in the near term due to changes in the economy or other conditions that influence the amount realized on purchased and trade inventory or the operating results of the company-owned dealerships.

     Summary  results  of  the  company-owned  dealerships  are  as  follows:


                               THREE MONTHS ENDED   NINE MONTHS ENDED
                               SEPTEMBER 30,        SEPTEMBER 30,
                               -------------------  ------------------
                                              1997                1996        1997        1996
                               -------------------  ------------------  ----------  ----------
Total net dealership revenues  $         2,315,330  $          382,893  $4,501,880  $1,403,135
Net loss                                 1,579,028             934,282   6,282,305   1,979,226


     Interest expense of $267,000 and $709,000, respectively, was allocated to discontinued operations for the third quarter and first nine months of 1997 based on the monthly ratio of net assets discontinued to total net assets of the Company. Interest expense allocated to discontinued operations for both the third quarter and first nine months of 1996, as well as to estimated operating losses during the phase-out period, was not material.

     The net assets of the company-owned dealerships included in the consolidated balance sheet are summarized as follows:


                                          SEPTEMBER 30,
                                                    1997
                                          --------------
Purchased and trade automobile inventory  $    5,904,543
Property and equipment, net                      742,844
Other assets                                     882,401
                                          --------------

Net assets                                $    7,529,788
                                          ==============

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF
                OPERATIONS

Information regarding the components of contracts receivable, net is presented below.


                                     SEPTEMBER 30,    DECEMBER 31,
                                               1997            1996
                                     ---------------  --------------
Contractually scheduled payments     $   98,894,683   $ 146,744,916
Add (deduct):
     Unearned interest income           (22,474,697)    (30,006,489)
     Accrued interest income                125,517         354,333
     Net deferred acquisition costs          17,223          38,542
                                     ---------------  --------------
Contracts receivable                     76,562,726     117,131,302
Allowance and discount available
     for credit losses                   (7,484,491)    (10,611,268)
                                     ---------------  --------------
Contracts receivable, net            $   69,078,235   $ 106,520,034
                                     ===============  ==============


Changes in the components of amounts available for credit losses during the nine and three month periods ended September 30, 1997 are presented below:


                                        ALLOWANCE      DEALER PARTICIPATION
                                        AND            RESERVES
                                                       ----------------------
                                        DISCOUNT                               TOTAL
                                        -------------                          -------------
Balance December 31, 1996               $ 10,611,268   $           1,855,223   $ 12,466,491
Additions                                 11,080,090               2,044,724     13,124,814
Charge-offs, net                         (11,183,396)             (2,094,614)   (13,278,010)
Allocated to contracts receivable sold    (3,023,471)               (628,077)    (3,651,548)
                                        -------------  ----------------------  -------------
Balance September 30, 1997              $  7,484,491   $           1,177,256   $  8,661,747
                                        =============  ======================  =============

Balance June 30, 1997                   $  7,299,049   $           1,045,935   $  8,344,984
Additions                                  2,316,272                 645,825      2,962,097
Charge-offs, net                          (2,130,830)               (514,504)    (2,645,334)
                                        -------------  ----------------------  -------------
Balance September 30, 1997              $  7,484,491   $           1,177,256   $  8,661,747
                                        =============  ======================  =============



Information on the Company's charge-off rate, total available for credit losses and delinquency ratio is presented below:


                                                         SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                         -------------------  ------------------
Net charge-offs to monthly average contracts
     receivable (1)                                                   21.00%              24.73%
Delinquency ratio (2)                                                  2.66%               1.82%
Allocated portion of total available for credit losses
     as a percentage of contracts receivable (3):
          Held for sale                                                 ---                7.69%
          Held for investment                                         11.31%              13.25%

(1)          Ratio  of net charge-offs to average contracts receivable for the nine months ended
September  30,  1997  and  the  year  ended December 31, 1996, is stated on an annualized basis.
(2)       Contracts receivable, gross relating to contracts which were contractually past due 60 days  or  more, as a percentage of total contracts receivable, gross as of the end of the period indicated.
(3)          Total  available  for credit losses is defined as the sum of allowance and discount available  for  credit  losses  and  dealer  participation  reserves.


THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996

Finance  Revenues

     Total finance revenues decreased from $7.7 million for the third quarter of 1996 to $3.9 million for the same period of 1997, or 49.7% and from $22.6 million for the first nine months of 1996 to $13.6 million for the same period of 1997, or 39.7%. The decrease in both periods over the comparable 1996 periods was due primarily to a lower level of contracts receivable. The Company sold $45.0 million of contracts originated in certain markets consistent with its business strategy of focusing on its better performing markets. The sales of contracts receivable took place during the period from November 1996 to April 1997.

     Interest and discount revenues decreased from $7.0 million for the third quarter of 1996 to $3.7 million for the same period of 1997, or 46.9% and from $20.5 million for the first nine months of 1996 to $13.0 million for the same period of 1997, or 36.5%. The decrease in both periods was due primarily to a decrease in average contracts receivable from $123.4 million for the third quarter 1996 to $74.5 million for the same period of 1997, or 39.6%, and from $123.6 million for the first nine months of 1996 to $84.5 million for the same period of 1997, or 31.6%. The decrease in average contracts receivable was primarily due to the decision to sell substantially all of the contracts originated in the markets the Company had decided to exit. The average yield on contracts receivable during the third quarter of 1996 was 22.4% compared to 19.6% for the same period of 1997 and was 21.9% for the first nine months of 1996 as compared to 19.8% for the same period of 1997. The decrease in both periods was due primarily to an increase in the portion of the contract interest rate related to dealer participation reserves against which losses can be charged.

     As a result of the Company's decision to exit from the business of operating company-owned dealerships, as discussed under "Discontinued Operations", contract volume originated by the company-owned dealerships is expected to decline during the fourth quarter and stop altogether upon completion of the sale of the remaining company-owned dealerships in January 1998. The Company is beginning to increase its marketing efforts directed toward third-party dealers and anticipates that over time it will be successful in replacing contract volume currently generated by company-owned dealerships. However, no assurances can be made that the Company's efforts to do so will be successful. Following is a summary of the Company's contract originations:


                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                              -------------------------------------
                                                        1997
                           ---------------------------------
Company-owned dealerships  $                       6,538,596  $                          17,300,340
Third party dealers                                8,211,970                             23,654,588
                           ---------------------------------  -------------------------------------
                           $                      14,750,566  $                          40,954,928
                           =================================  =====================================



     Ancillary products revenue decreased from $619,000 in the third quarter of 1996 to $64,000 for the same period of 1997, or 89.6% and from $1.8 million for the first nine months of 1996 to $162,000 for the same period of 1997, or 90.9%. The decrease in both 1997 periods over the comparable 1996 periods was due primarily to the suspension of both a secured Visa credit card program offered by the Company as co-brander and a related motor club program. The Company continues to pursue an alternate Visa card issuer, but expects that any such program will be significantly less profitable than the Company's prior program.

     Other revenues increased from $12,000 in the third quarter of 1996 to $55,000 for the same period of 1997, or 378.7% and from $316,000 for the first nine months of 1996 to $445,000 for the same period of 1997, or 40.7%. The increase in both 1997 periods over the comparable 1996 periods was due primarily to an increase in earned premiums associated with credit life and disability policies produced and reinsured by the Company.


Expenses

     Interest expense decreased from $2.2 million for the third quarter of 1996 to $1.7 million for the same period of 1997, or 21.0% and from $6.7 million for the first nine months of 1996 to $5.4 million for the same period of 1997, or 19.3%. The decrease in both 1997 periods from the comparable 1996 periods was due primarily to a decrease in the average level of borrowings from $97.2 million for the third quarter of 1996 to $67.6 million for the same period of 1997, or 30.5%, and from $97.1 million for the first nine months of 1996 to $74.2 million for the same period of 1997, or 23.6%. The decrease in average borrowings in both 1997 periods as compared to the 1996 periods was due primarily to the application of proceeds from the sale of contracts receivable to reduce borrowings under the Company's revolving line of credit. The effect of lower average borrowings under the revolving line of credit was partially offset by higher interest rates in both 1997 periods, as compared to the 1996 periods. The Company's average borrowing cost for the third quarter of 1996 was 8.6% compared to 10.6% for the same period of 1997 and 8.9% for the first nine months of 1996 compared to 10.2% for the same period of 1997. Higher borrowing costs for both 1997 periods over the comparable 1996 periods were due primarily to an increase in the spread over LIBOR on the Company's revolving line of credit. The spread over LIBOR was 3.0% as of September 30, 1996 and 3.25% as of September 30, 1997, although for most of the second and third quarters of 1997 the spread was 4.5%. In addition, for the first nine months of 1997, the Company's borrowings under the bank line of credit and convertible subordinated notes increased borrowing costs as compared to the first nine months of 1996 as the only borrowings during the same period of 1996 were under the revolving line of credit and the bank line of credit. The bank line of credit was fully repaid during the third quarter of 1997. The interest rate on the convertible subordinated notes is 12.0%.

     Salaries and employee benefits decreased from $1.6 million for the third quarter of 1996 to $915,000 for the same period of 1997, or 41.1% and from $5.2 million for the first nine months of 1996 to $3.3 million for the same period of 1997, or 37.9%. The decrease for both periods of 1997 over the comparable periods of 1996 was due primarily to a decrease in full-time equivalent employees at the Company's branch offices, from 183 as of September 30, 1996 to 80 as of September 30, 1997. The decrease in full-time equivalent employees was due primarily to the closing of nine branch offices during the period from March 1996 to June 1997.

     Marketing costs decreased from $66,000 for the third quarter of 1996 to $30,000 for the same period of 1997, or 55.1%, and from $262,000 for the first nine months of 1996 to $122,000 for the same period of 1997, or 53.3%. The decrease in both periods was due primarily to decreased advertising and marketing activity associated with operating a smaller branch network in 1997 as compared to 1996.

     The provision for credit losses decreased from $4.7 million for the third quarter of 1996 to $200,000 for the same period of 1997, and was $5.9 million for the first nine months of both 1996 and 1997. The decrease for the third quarter of 1997 from the comparable 1996 period was due primarily to an additional provision required in the third quarter of 1996 related to the Company's decision to accelerate the disposal, primarily through auto auctions, of a significant portion of its repossession inventory. The provision for the first nine months of 1997 was due primarily to losses experienced in liquidating the Company's repossession inventory at auctions at lower than expected prices during the first quarter of 1997, and the Company's decision during the first quarter of 1997 to further strengthen credit loss reserves.

     The total available for credit losses was $8.7 million as of September 30, 1997. The total available for credit losses as a percentage of contracts receivable was 11.3% as of September 30, 1997 compared to 10.6% as of December 31, 1996. The Company's 60-day contractual delinquency rate was 2.7% as of September 30, 1997 as compared to 1.8% as of December 31, 1996. The Company attributes the increase in the delinquency rate during the third quarter of 1997 to general conditions in the sub-prime auto finance industry and to the transitional effects of the installation in September 1997 of a predictive dialing system which is expected to ultimately enhance the Company's collection capabilities. Management has, in response to the adverse trend in delinquency, moved aggressively to: (i) further increase the size of the collections staff, (ii) implement an incentive pay plan for the collections staff which rewards delinquency reduction with additional compensation, and
(iii) reorganize the staff at the Company's primary collections facility into teams to increase accountability.

     Other expenses decreased from $1.5 million for the third quarter of 1996 to $834,000 for the same period of 1997, or 45.1% and from $4.0 million during the first nine months of 1996 to $2.5 million for the same period of 1997, or 37.3%. The decrease for the third quarter of 1997 as compared to the same period of 1996 was due to a number of factors, including: (i) a decrease in the loss provision related to the Visa credit card program that was offered in the third quarter of 1996 but not in 1997; (ii) a decrease in various state taxes as a result of the net operating loss carry-back, and (iii) lower telephone, supply, maintenance and processing expenses related to operating a smaller network of branches in 1997 as compared to 1996. The decrease in other expenses for the first nine months of 1997 as compared to the same period of 1996 was due to a number of factors including: (i) decreased telephone, supply, maintenance and processing expenses associated with operating a smaller network of branches in 1997; (ii) a decrease in the loss provision related to the Visa credit card program; (iii) the reduction of various state taxes as a result of the net operating loss carry-back, and (iv) reduced repossession expense in 1997 compared to 1996. The decrease for the first nine months of 1997 as compared to the same period of 1996 was partially offset by an increase in credit life claims and commission expense associated with insurance policies produced and reinsured by the Company and an increase in legal and accounting fees.

     As  a  result  of  the  foregoing  factors,  the  Company's net loss from continuing operations before income taxes decreased from $(2.4 million) for the third quarter of 1996 to $(630,000) for the same period of 1997. The loss from continuing operations for the third quarter of 1997 includes a $776,000 non-cash guarantee fee, which is discussed further under "Liquidity and
Capital Resources". Without the guarantee fee, income from continuing operations for the third quarter of 1997 would have been $146,000. For the first nine months of 1996, income from continuing operations before income taxes was $547,000 compared to a loss from continuing operations before income taxes for the first nine months of 1997 of $(4.3 million). The loss from continuing operations for the first nine months of 1997 includes a $776,000 non-cash guarantee fee, which is discussed further under "Liquidity and
Capital Resources". Without the guarantee fee, the loss from continuing operations for the first nine months of 1997 would have been $(3.5 million). Furthermore, the results of operations for the first nine months of 1997 were significantly negatively impacted by the $5.9 million provision for credit losses recorded for that period. This provision was primarily attributable to losses experienced in liquidating repossession inventory at auctions at lower than expected prices during the first quarter of 1997. As a result of the decline in the level of repossession inventory from $7.5 million as of December 31, 1996 to $939,000 as of September 30, 1997, the Company does not anticipate recording further provisions related to the disposition of repossession inventory.


Income  Taxes

     For the third quarter and first nine months of 1996, an income tax benefit was recorded of $1.6 million and $1.1 million, respectively. For the third quarter of 1996, $949,000 of the income tax benefit was allocated to continuing operations, and $623,000 was allocated to discontinued operations. For the first nine months of 1996, a $219,000 income tax expense was allocated to continuing operations and a $1.3 million benefit was allocated to discontinued operations. The income tax expense and benefit amounts represent a combined federal and state income tax rate of 40.0% for each period. For the third quarter and first nine months of 1997, the income tax benefit was $1.7 million and $5.3 million, respectively, both of which were fully offset by an increase of a like amount in the valuation allowance against deferred tax assets. In the fourth quarter of 1996, management assessed the realizability of the deferred tax assets, and based on that assessment, decided to fully reserve for them. That assessment remains unchanged as of the end of the third quarter of 1997. In future periods, management will review the valuation allowance in light of the then current situation. To the extent the Company generates taxable income in such future periods, and the decision is made to reverse the valuation allowance, it would have the effect of reducing recorded tax expense. As of September 30, 1997, deferred tax assets and the corresponding valuation allowance each amounted to $9.9 million.

Discontinued  Operations

     As of the end of the third quarter of 1997, the Company adopted plans for the closure and sale by the end of January 1998 of its company-owned dealerships, operated under the name Drive Home USA, and accordingly, has classified the results of those operations as discontinued. This decision will allow management to focus on its core business of sub-prime auto financing.

     All of the company-owned dealerships are scheduled to be closed with the exception of four locations in Indiana which are planned to be sold to a company controlled by Russell E. Algood, President of the Company, and B. Wayne Garland, Vice President of the Company responsible for the company-owned dealerships. Upon the completion of the sale, scheduled for January 1998, Mr. Garland will resign his position with the Company to devote his efforts to the development of the independent dealership company. Mr. Algood will continue to devote his full-time efforts to the Company and will not be active in the day-to-day operations of the independent dealership company.

Under the terms of the planned sale, purchased and trade vehicle inventory on hand at the closing date will be sold for an amount approximating wholesale market value. Certain furniture, equipment and leasehold improvements associated with the four locations will be sold for between zero and 20% of its depreciated cost, also approximating market value, and the Company's obligations under the facilities leases will be assumed by the buyer. The Company's trademark, Drive Home USA Auto Company, will be assigned to the buyers, and restrictions on the sale of stock in the open market by members of the Algood family will be relaxed. The terms of the planned sale, which were approved by the independent members of the Company's Board of Directors, are more favorable to the Company than the alternative of closing the four Indiana locations.

The loss from operations of the discontinued company-owned dealership business increased from $(934,000) for the third quarter of 1996 to $(1.6 million) for the same period of 1997, and from $(2.0 million) for the first nine months of 1996 to $(6.3 million) for the same period of 1997. The increased losses in both 1997 periods over the comparable 1996 periods was due to a number of factors, including: (i) increased facilities expenses associated with a larger number of company-owned dealership locations; (ii) higher advertising expenses due to the larger number of geographic markets in which the dealerships are located, and (iii) higher wholesale losses experienced when purchased and trade vehicle inventory was disposed of at auto auctions.

     A charge of $2.6 million was recorded in the third quarter of 1997 which consisted of $1.9 million in estimated losses on the closing and sale of the company-owned dealerships, and $700,000 in estimated operating losses during the phase-out period. No tax benefit was recorded in connection with this charge. The $2.6 million charge is based on estimates of future events, including the loss on disposal of purchased and trade vehicle inventory at auctions, and operating results of the company-owned dealerships during the phase-out period. It is reasonably possible that a material change to this estimate could occur in the near term due to changes in the economy or other conditions that influence the amount realized on purchased and trade inventory or the operating results of the company-owned dealerships.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's principal need for cash has been to fund contract acquisitions from third-party dealers and used vehicle dealerships operated by the Company. Cash used for this purpose decreased from $62.8 million for the first nine months of 1996 to $32.9 million for the same period of 1997. The primary reason for the decrease was the Company's decision, consistent with its business strategy, to exit certain markets. In 1996 and 1997, the Company funded its contract purchases with borrowings under a revolving line of credit (the "Line of Credit") with General Electric Capital Corporation ("GE Capital"), cash payments received from obligors and cash generated from operations. Borrowings under the Line of Credit were $94.0 million as of December 31, 1996 and $55.2 million as of September 30, 1997.

The Company's secondary need for capital has been to fund the acquisition of purchased and trade inventory. Purchased and trade inventory increased from $2.5 million as of December 31, 1996 to $5.9 million as of September 30, 1997.
 Until mid-September 1997, the acquisition of purchased and trade inventory was funded from borrowings under a bank line of credit, cash received on the sale of purchased and trade inventory and cash generated from operations. On September 16, 1997, as discussed further below, the Company repaid the bank line of credit in full.

     As of the end of the third quarter of 1997, the Company decided to exit from the business of operating company-owned dealerships. The majority of the company-owned dealerships are scheduled to be closed, and four are scheduled to be sold in January 1998. As a result of this decision, the Company has begun to sell portions of its purchased and trade vehicles at auctions for cash. The liquidation of the Company's purchased and trade vehicle inventory, net of repayment of amounts owed, as discussed below, will provide the Company with additional liquidity.

     On September 16, 1997, the Company amended its Line of Credit to increase the credit limit from $70.0 million to $100.0 million beginning January 1, 1998, to extend the expiration date from January 1, 1998 to January 1, 1999 and to lower the interest rate by 1.25% from LIBOR plus 4.5% to LIBOR plus 3.25% (the "Amended Line of Credit"). Under the Amended Line of Credit, the Company is permitted to borrow up to the lesser of 78% of the sum of contracts receivable and 50% of purchased and trade vehicle inventory, or $70.0 million ($100.0 million beginning January 1, 1998), subject to certain limitations. The Amended Line of Credit includes a number of financial and operating covenants including a prohibition on the payment of dividends and the requirement that any new branch offices to be opened by the Company be approved in advance by GE Capital. A $100,000 restructure fee was paid to GE Capital in connection with the amendment to the Line of Credit. An additional advance under the Amended Line of Credit was used to repay all borrowings under the bank line of credit.

     As a condition of amending the Company's Line of Credit, GE Capital required Conseco, Inc. to guarantee up to $10.0 million of the Company's indebtedness  under  the  Line  of  Credit.  In consideration of the guarantee provided by Conseco, Inc., the Company agreed, subject to shareholder approval, to issue to Conseco, Inc. warrants to purchase 500,000 shares of common stock of the Company for $1.00 per share. As a result of the issuance of the warrants, the conversion price on $13.25 million of previously issued 12% convertible subordinated notes, $10.0 million of which are held by Capitol American Life Insurance Company, an affiliate of Conseco, Inc., was reduced from $3.00 to $1.00. In addition, the Company paid to Conseco, Inc. a fee of $300,000 for issuing the guarantee. Amounts funded under the guarantee, if any, would trigger the issuance by the Company of a like amount of 12%
convertible  subordinated  notes  to  Conseco,  Inc.    The  notes  would  be
convertible at the then current book value per share, but not less than $0.25.

     As a further condition for the issuance of the guarantee, the Company exchanged $1.5 million of 12% convertible subordinated notes which mature June 30, 1999 for a like amount of existing unsecured indebtedness from certain principal stockholders. These notes have terms identical to the notes issuable to Conseco, Inc. in connection with any amounts funded under the guarantee, except that, subject to shareholder approval, they may be converted only on a pro rata basis concurrently with or following the conversion of the notes issuable to Conseco, Inc.

     As a result of the issuance, subject to shareholder approval, of the warrants to purchase 500,000 shares of the Company's common stock for $1.00 per share to Conseco, Inc., the conversion price of $13.25 million of previously  issued  convertible  subordinated  notes was reduced from $3.00 to
$1.00.    Accordingly,  as  prescribed  by  generally  accepted  accounting principles, the Company recorded in the third quarter of 1997 a $24.1 million prepaid guarantee fee, with an offsetting increase to additional paid-in capital. This amount represents the number of shares issuable at a conversion or exercise price of $1.00 per share times the per share discount from market value of the Company's common stock. The amortization of the prepaid guarantee fee will result in a non-cash charge to operations over the term of the guarantee, which runs from September 16, 1997 to January 1, 1999. For the third quarter and first nine months of 1997, the amount of this non-cash charge was $776,000.

     During the fourth quarter of 1996 and the first and second quarters of 1997, the Company sold a total of $45.0 million of contracts receivable consistent with its business strategy of exiting certain geographic markets. As a result, contracts receivable declined form $125.2 million as of September 30, 1996 to $76.6 million as of September 30, 1997. In addition, the Company decided at the end of the third quarter of 1996 to dispose of a significant portion of its repossession inventory through wholesale channels. Repossession inventory declined from $11.4 million as of September 30, 1996 to $939,000 as of September 30, 1997. Principally as a result of these factors, borrowings under the Line of Credit decreased from $97.7 million as of September 30, 1996 to $55.2 million as of September 30, 1997.

     In connection with the Company's decision to exit from the business of operating company-owned dealerships, a $2.6 million charge was recorded in the third quarter of 1997. This charge consists of $1.9 million in estimated losses on the closing and sale of the company-owned dealerships and $700,000 in estimated operating losses during the phase-out period. Principally as a result of the losses incurred by the company-owned dealership business during the third quarter of 1997, the Company failed to comply with an interest coverage covenant under the Amended Line of Credit. The Company is in discussion with GE Capital to resolve this issue. No assurances can be given that the Company will be successful in negotiating a mutually acceptable solution to this issue.

     The Company's borrowings under the Amended Line of Credit as of September 30, 1997, were $55.2 million, well below the maximum permitted borrowings of $70.0 million ($100.0 million as of January 1, 1998). Based on the unused portion of the Amended Line of Credit as of September 30, 1997 of $14.8 million ($44.8 million as of January 1, 1998) and the planned liquidation of purchased and trade inventory, the Company believes it has sufficient liquidity to acquire contracts and meet its daily operating requirements through the first quarter of 1998.

     The Company's strategy is to acquire and originate contracts consistent with maximum permitted indebtedness under the Amended Line of Credit. The Company is evaluating various alternative funding strategies including additional lines of credit and securitization which would permit additional growth in the Company's portfolio of contracts receivable. However, no assurance can be given that the Company will be successful in its efforts to implement any of the various funding strategies currently being explored.


FORWARD-LOOKING  STATEMENTS

     This report includes a number of forward-looking statements which reflect the Company's current view with respect to future events and financial performance. Such forward-looking statements include statements about the level of contract volume originated by company-owned dealerships, the Company's ability to replace lost contract volume from company-owned dealerships with volume from third-party dealers, the future profitability of any Visa credit card program, the Company's ability to enhance its collection capabilities, the need for any future provisions for credit losses related to the disposition of repossession inventory and other statements indicated by the words "believes", "plans", "expects" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties, including risks and uncertainties outside the Company's control, that could cause actual results to differ materially from historical or anticipated results. Some of these risks include, but are not limited to, general economic conditions, actions taken by competitors and the Company's ability to maintain its underwriting policies and guidelines and collection standards.

                                      PART II

ITEM  1.          LEGAL  PROCEEDINGS

     The Company is not involved in any litigation that is expected to have a material adverse effect on the Company. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.


ITEM  2.          CHANGES  IN  SECURITIES

     On September 16, 1997, Conseco, Inc. guaranteed $10.0 million of the Company's indebtedness to its primary lender. As a condition for the issuance of the guarantee, the Company agreed, subject to shareholder approval, to reduce the conversion price of $13.25 million in previously issued subordinated notes, $10.0 million of which are held by Capitol American Life Insurance Company, an affiliate of Conseco, Inc., from $3.00 to $1.00, and to issue to Conseco, Inc. warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. Amounts funded under the guarantee, if any, would trigger the issuance by the Company of a like amount of 12%
convertible  subordinated  debt  to  Conseco,  Inc.    Any  newly  issued  12%
convertible subordinated debt would be convertible into common stock of the Company at a conversion price of the then current book value per share, but not less than $0.25.

     As a further condition for the issuance of the guarantee, the Company exchanged existing unsecured indebtedness of $1.5 million from certain principal stockholders for a like amount of 12% convertible subordinated notes which mature June 30, 1999. These notes have terms identical to the notes issuable to Conseco, Inc. in connection with any amounts funded under the guarantee, except that, subject to shareholder approval, they may only be converted on a pro rata basis concurrently with or following the conversion of the notes issuable to Conseco, Inc.



ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Annual Meeting of Shareholders, held July 8, 1997, shareholders of the Company considered and approved recommendations by the Board of Directors to: (i) elect Malvin L. Algood and Donald E. Brown as Directors for terms of three years each; (ii) ratify the selection of Ernst & Young LLP as certified public accountants for the Company for the fiscal year ended December 31, 1997; and (iii) grant conversion rights to the holders of $13.25 million of convertible subordinated notes issued by the Company.

     The  tabulation  of  votes  was  as  follows:


                               FOR        AGAINST  ABSTAIN
                               ---------  -------  -------
Election of Directors:
     Malvin L. Algood          5,885,342   22,018
     Donald E. Brown           5,890,142   17,218
Ratification of Auditors       5,899,142    5,218    3,000
Granting of Conversion Rights  4,891,641   34,813    9,800




ITEM  5.          OTHER  INFORMATION

     None.



ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)          Exhibits


11.1  Statement Re: Computation of Per Share Earnings.

27.0  Financial Data Schedule.



b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         GENERAL ACCEPTANCE CORPORATION



Date  November 14, 1997  /s/  Russell E. Algood
      -----------------  ------------------------------
                         Russell. E. Algood
                         President


Date  November 14, 1997  /s/  Martin C. Bozarth
      -----------------  ------------------------------
                         Martin C. Bozarth
                         Chief Financial Officer


















































                                 Exhibit 11.1


                        GENERAL ACCEPTANCE CORPORATION
               Statement Re:  Computation of Per Share Earnings



                                                           THREE MONTHS           NINE MONTHS
                                                           ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                           ---------------------  ---------------------
                                                                          1997*                   1996          1997*
                                                           ---------------------  ---------------------  -------------
Primary:
     Weighted average shares outstanding                              6,022,000              6,022,000      6,022,000
     Net effect of dilutive stock options - based on the
          treasury stock method using the average
          market price                                                      885                    ---          2,916
                                                           ---------------------  ---------------------  -------------
     Total weighted average shares                                    6,022,885              6,022,000      6,024,916
                                                           =====================  =====================  =============
     Net income (loss) from continuing operations          $           (629,915)  $         (1,423,675)  $ (4,271,431)
                                                           =====================  =====================  =============
     Net loss                                              $         (4,808,943)  $         (2,357,957)  $(13,153,736)
                                                           =====================  =====================  =============
     Net income (loss) from continuing operations per
          share                                            $              (0.10)  $              (0.24)  $      (0.71)
                                                           =====================  =====================  =============
     Net loss per share                                    $              (0.80)  $              (0.39)  $      (2.18)
                                                           =====================  =====================  =============
Fully diluted:
     Weighted average shares outstanding                              6,022,000              6,022,000      6,022,000
     Net effect of dilutive stock options - based on  the
          treasury stock method using the period-end
          market price, if greater than average market
          price                                                          13,804                    ---         12,261
                                                           ---------------------  ---------------------  -------------
     Total weighted average shares outstanding                        6,035,804              6,022,000      6,034,261
                                                           =====================  =====================  =============
     Net income (loss) from continuing operations          $           (629,915)  $         (1,423,675)  $ (4,271,431)
                                                           =====================  =====================  =============
     Net loss                                              $         (4,808,943)  $         (2,357,957)  $(13,153,736)
                                                           =====================  =====================  =============
     Net income (loss) from continuing operations per
          share                                            $              (0.10)  $              (0.24)  $      (0.71)
                                                           =====================  =====================  =============
     Net loss per share                                    $              (0.80)  $              (0.39)  $      (2.18)
                                                           =====================  =====================  =============





                                                                  1996
                                                           ------------
Primary:
     Weighted average shares outstanding                     6,022,000
     Net effect of dilutive stock options - based on the
          treasury stock method using the average
          market price                                             ---
                                                           ------------
     Total weighted average shares                           6,022,000
                                                           ============
     Net income (loss) from continuing operations          $   327,941
                                                           ============
     Net loss                                              $(1,651,285)
                                                           ============
     Net income (loss) from continuing operations per
          share                                            $      0.05
                                                           ============
     Net loss per share                                    $     (0.27)
                                                           ============
Fully diluted:
     Weighted average shares outstanding                     6,022,000
     Net effect of dilutive stock options - based on  the
          treasury stock method using the period-end
          market price, if greater than average market
          price                                                    ---
                                                           ------------
     Total weighted average shares outstanding               6,022,000
                                                           ============
     Net income (loss) from continuing operations          $   327,941
                                                           ============
     Net loss                                              $(1,651,285)
                                                           ============
     Net income (loss) from continuing operations per
          share                                            $      0.05
                                                           ============
     Net loss per share                                    $     (0.27)
                                                           ============

       *      Conversion  of the 12% subordinated notes and exercise of the warrants is not assumed in the computation because  their  effect  is
  antidilutive.